Form 10QSB
period 2000-03-31
ROYAL ACCEPTANCE CORP
filed 2000-06-23
CIK 1108226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                         Commission file number 0-29797

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY
             (Exact name of registrant as specified in its charter)

               Delaware                                       22-368051
    (State of other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

          90 Jericho Turnpike
         Floral Park, New York                                  11001
(Address of principal executive office)                      (zip code)


        Registrant's telephone number, including area code: 516-488-8600

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X


             7,712,709 shares, $.001 par value, as of March 31, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (Unaudited)


                                    I N D E X


                                                                                                        Page No.
                                                                                                        --------

Part I  - Financial Information:

      Item 1.      Consolidated Financial Statements:

                   Consolidated Balance Sheets
                   As at March 31, 2000 and December 31, 1999 .................................         F-3 - F-4


                   Consolidated Statements of Operations
                   For the Three Months Ended
                   March 31, 2000 and 1999 ....................................................            F-5


                   Consolidated Stockholders' Equity
                   For the Three Months Ended
                   March 31, 2000 and 1999 ....................................................            F-6


                   Statements of Cash Flows
                   For the Three Months
                   Ended March 31, 2000 and 1999 ..............................................            F-7


                   Notes to Consolidated Financial Statements .................................         F-8 - F-9


      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..............................        F-10 - F-12



Part II - Other Information:

      Item 3 through Item 9 - Not Applicable .....................................

      Signatures .................................................................

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    A S S E T S

                                                                       March 31,           December 31,
                                                                         2000                 1999
                                                                      -----------          -----------
Current assets:
  Cash                                                                $    74,441             $ 33,106
  Net investment in direct financing leases                             7,271,434            7,712,004
  Inventory                                                             1,674,701            1,300,843
  Prepaid expenses                                                             -                13,375
                                                                      -----------          -----------
        Total current assets                                            9,020,576            9,059,328

Net investment in direct financing leases                              20,907,417           19,349,913

Furniture and equipment - net of
  depreciation and amortization                                           106,831              112,453

Due from related party                                                    579,696              481,000

Other assets                                                                8,775               78,573
                                                                      -----------          -----------

                                                                      $30,623,295          $29,081,267
                                                                      ===========          ===========




                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                                   (Unaudited)



                        LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                        March 31,           December 31,
                                                                           2000                 1999
                                                                       -----------          -----------
Current liabilities:
  Current maturities of loans payable                                  $ 6,677,848          $ 7,613,318
  Accounts payable and accrued expenses                                    336,424              517,091
  Loans payable - stockholder                                              115,486              107,894
                                                                       -----------          -----------
        Total current liabilities                                        7,129,758            8,238,303

Loans payable - net of current liabilities                              21,051,405           18,996,847

Deferred income taxes                                                      872,000              701,000
                                                                       -----------          -----------

        Total liabilities                                               29,053,163           27,936,150
                                                                       -----------          -----------

Stockholder's equity:
  Common stock, no par value
    Authorized 35,000,000 shares
    Issued and outstanding - 7,712,709 and
      7,532,709 shares, respectively                                         7,713                7,533
  Additional paid-in capital                                             1,367,513            1,222,693
  Retained earnings (accumulated deficit)                                  194,906             ( 85,109)
                                                                       -----------          -----------
        Total stockholder's equity                                       1,570,132            1,145,117
                                                                       -----------          -----------

                                                                       $30,623,295          $29,081,267
                                                                       ===========          ===========





                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              For the Three
                                                                               Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                        2000                 1999
                                                                      ---------            ---------
Revenues:
  Amortization of unearned lease income                              $1,423,936            $ 775,722
  Gain (loss) on sale of vehicles                                      ( 35,436)              29,885
                                                                      ---------            ---------
Total revenues                                                        1,388,500              805,607
                                                                      ---------            ---------

Costs and expenses:
  Interest                                                              430,865              360,272
  Depreciation and amortization                                          67,842               30,088
  Selling, general and administrative                                   431,780              324,314
                                                                      ---------            ---------
Total costs and expenses                                                930,487              714,674
                                                                      ---------            ---------

Income before provision for income taxes                                458,013               90,933

Provision for income taxes                                              178,000               36,000
                                                                      ---------            ---------

Net income                                                            $ 280,013             $ 54,933
                                                                      =========            =========


Earnings per share:

  Net income per share                                                    $0.04                $0.01
                                                                      =========            =========

  Weighted average shares outstanding                                 7,578,661            6,971,755
                                                                      =========            =========



                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY
                                   (Unaudited)



                                                                                                      Retained
                                                                                 Additional           Earnings              Total
                                                                                   Paid-In          (Accumulated         Stockholder
                                                    Shares         Amount          Capital             Deficit)             Equity
                                                    -------        ------         --------            ---------             ------

For the Three Months Ended March 31, 1999:

  Balance at December 31, 1998                    6,817,409        $6,817        $1,037,833          ($229,008)           $ 815,642

  Sale of shares of common stock                    664,100           664           165,361                -                166,025

  Net income for the three months
    ended March 31, 1999                                -             -                  -              54,933               54,933
                                                  ---------       -------        ----------           --------           ----------

  Balance at March 31, 1999                       7,481,509        $7,481        $1,203,194          ($174,075)          $1,036,600
                                                  =========       =======        ==========           ========           ==========


For the Three Months Ended March 31, 2000:

  Balance at December 31, 1999                    7,532,709        $7,713        $1,367,513          ($ 85,109)          $1,290,117

  Sale of shares of common stock                    180,000           180           144,820                -                145,000

  Net income for the three months
    ended March 31, 2000                                -             -                  -             280,013              280,013
                                                  ---------       -------        ----------           --------           ----------

  Balance at March 31, 2000                       7,712,709        $7,893        $1,512,333           $194,904           $1,715,130
                                                  =========       =======        ==========           ========           ==========


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Three
                                                                                   Months Ended
                                                                                     March 31,
                                                                       ---------------------------------
                                                                          2000                   1999
                                                                       ---------               ---------
Cash flows from operating activities:
  Net income                                                           $ 280,013               $  54,933
                                                                       ---------               ---------
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                                         67,842                  30,088
    (Gain) loss on sale of vehicles                                     ( 29,885)                 35,436
    Deferred income taxes                                                171,000                  36,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct finance leases                          1,087,049)            ( 6,336,678)
      Inventory                                                        ( 373,858)                 14,183
      Prepaid expenses                                                    13,375                ( 14,514)
      Other assets                                                        69,798                      -
      Accounts payable and accrued expenses                            ( 180,667)                510,914
      Loans payable                                                    1,119,088               5,539,466
                                                                       ---------               ---------
  Total adjustments                                                    ( 230,356)              ( 185,105)
                                                                       ---------               ---------

Net cash provided by operating activities                                 49,657               ( 130,172)
                                                                       ---------               ---------

Cash flows from investing activities:
  Purchases of furniture and equipment                                  ( 62,218)               ( 25,591)
  Due to related party                                                  ( 98,696)              ( 150,000)
                                                                       ---------               ---------
Net cash used in investing activities                                  ( 160,914)              ( 175,591)
                                                                       ---------               ---------

Cash flows from financing activities:
  Loans payable - stockholder                                              7,592                      -
  Sale of capital stock                                                  145,000                 166,025
                                                                       ---------               ---------
Net cash provided by investing activities                                152,592                 166,025
                                                                       ---------               ---------

Net increase (decrease) in cash                                           41,335               ( 139,738)

Cash at beginning of period                                               33,106                 237,957
                                                                       ---------               ---------

Cash at end of period                                                  $  74,441               $  98,219
                                                                       =========               =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:
    Interest                                                           $ 430,865               $ 360,272
                                                                       =========               =========

    Income taxes                                                       $   7,000               $     -
                                                                       =========               =========


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)






NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

(a)      Organization:

                            Royal Acceptance Corporation ("Royal") was
                 incorporated in the state of Delaware on June 23, 1994. On July 15, 1999, pursuant to a reorganization under section 368(a)(1)(B) of the Internal Revenue Code, Royal acquired all of the issued and outstanding capital stock of RIT Auto Leasing Group, Inc. ("RIT") in exchange for 5,650,000 shares of Royal's common stock. After the acquisition, the former RIT stockholder owned approximately 72% of Royal's outstanding common stock. The transaction is being accounted for as a reverse acquisition in a manner similar to a pooling of interests and, accordingly, the accompanying consolidated financial statements reflect the acquisition as if it had occurred at the beginning of the periods presented. Royal, prior to the RIT acquisition had been virtually inactive since 1995 and has incurred losses since its inception to July 1999 of $987,000.


(b)      Principles of Consolidation:

                            The accompanying interim unaudited consolidated
                 financial statements include the accounts of Royal and its wholly owned subsidiary, RIT. All material inter-company transactions have been eliminated in consolidation.


(c)      Basis of Presentation:

                           The accompanying unaudited financial statements have
               been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                           The December 31, 1999 balance sheet has been derived
               from the audited financial statements at the date included in the Company's annual report contained in Form 10SB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10SB.


(d)      Financial Statement Presentation:

                            The preparation of financial statements in
                 conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures accordingly, actual results could differ from those estimates.


(e)      Per Share Data:

                            Net income per share was computed by the weighted
                 average number of shares outstanding during each period. The issuance of all common shares in connection the acquisition of RIT (note 1(a))has been retroactively reflected in the computation as if it had occurred on December 31, 1998.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company is in the business of leasing predominately new and pre-owned automobiles with terms generally ranging from twelve to sixty months. It markets its leasing services through its dealer network and advertising. The sources of its automobiles for lease are generally automobile dealers in the Eastern region of the United States. The Company also leases and finances commercial industrial equipment such as computers, airplanes, boats and construction equipment. However, through March 31, 2000 commercial industrial equipment accounts for an insignificant portion of company leases.

Forward Looking Statements and Certain Risk Factors

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10SB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", "continue", or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the lack of substantial profits, its dependence on key personnel, its ongoing need for additional financing and its dependence on the automobile industry. The Company is also subject to other risks detailed herein or which will be detailed from time to time in the Company's future filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2000 and 1999
Compared to Three Months Ended March 31, 1999

Revenues for the three months ended March 31, 2000 and 1999, consisting primarily of amortization or unearned lease income, aggregated $1,388,500 and $805,607, respectively, which is an increase of $582,893 or approximately 72%. Such amortization is computed on the interest method and includes certain upfront payments made by leasees which consists of the first and last monthly lease payments and maintenance fees which aggregated $183,937 and $201,207, respectively. This increase is a result of management's efforts to increase its dealer network, which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. Management has also expanded its financial relationships to include several new major financing institutions. The additional financing has given the Company the ability to consummate additional lease agreements. Increase in customer referrals has also had an impact on the Company's revenues.

The Company's major costs consist of interest and amortization of initial lease costs which aggregated $498,707 (36% of total revenues) for the three months ended March 31, 2000 and $390,360 (48% of total revenues) during the prior period. The 12% decrease in interest and amortization as a percentage of total revenues is primarily due to the Company's ability to enter into new more profitable closed-end leases for luxury automobiles which are more profitable than leases entered into during the prior period which consisted of a larger percentage of open-end leases. In the luxury car leases the Company normally obtains higher interest rates coupled with high residual values. Therefore the spread between the effective interest inherent in the lease and the Company's cost of funds is far greater.

Selling, general and administrative expenses were $431,780 (31.1% of revenues) for the three months ended March 31, 2000 and $324,314 (40% of revenues) for the same period in the prior year. The increase of $107,466 was principally due to the hiring of additional personnel. However, as a percentage of sales, selling, general and administrative expenses decreases by 9%. The decrease was due to the presence of fixed costs, which do not vary with sales volume.

The Company's net income for the three months ended March 31, 2000 was $280,013, or $.04 per share, compared to $54,933 or $.01 per share for the same period in 1999. As discussed above, the current period included more lease revenue and fewer costs as a percentage of such revenues. In addition, although selling, general and administrative expenses increased, lease revenue increased by a much higher rate proportionately.

Financial Condition

March 31, 2000 Compared to March 31, 1999

The Company's cash position at March 31, 2000 showed an increase of $41,335 from the $33,106 balance which existed on December 31, 1999.

The net investment in direct financing leases represents the aggregate future lease payments due to the Company from its leasees; such amount was $28,178,851 at March 31, 2000 and $27,061,917 at December 31, 1999. The Company feels that it has adequately reserved for any possible bad debts. The Company finances the purchase of its lease vehicles under several separate credit facilities. Such indebtedness aggregated $27,729,253 and $26,610,165 at March 31, 2000 and December 31, 1999, respectively.

The Company's vehicle inventory increased from $1,300,843 at December 31, 1999 to $1,674,701 at March 31, 2000. Such increase was due to the higher volume of automobiles coming off lease at March 31, 2000 compared with the year ended December 31, 1998.

Through March 31, 2000, the Company had loaned $570,696 to an entity owned by its President. Such amount is due on demand and bears interest at 9%. At December 31, 1999 this loan aggregated $481,000.

Accounts payable at March 31, 2000 was $336,434 compared with $517,091 at December 31, 1999, a decrease of $180,677.

At March 31, 2000, the Company is indebted to its President in the amount of $115,436. Such debt outstanding at December 31, 1999 was $107,894.

Stockholders' equity increased by $425,013 during the period from January 1, 2000 to March 31, 2000. Such increase was the result of the sale of 377,100 shares for $145,000 and net income for the three months ended March 31, 2000 of $280,013.


Liquidity and Capital Resources:

The Company generated a positive cash flow from operations of $49,657 during the three month period ended March 31, 2000. During the same period, cash of $160,914 was used in investing activities as follows: $98,696 was loaned to an affiliate and $62,218 was used to purchase furniture and equipment.

Cash was also provided through the sale of 180,000 common shares for $145,000.

Working capital at March 31, 2000 was $1,890,818, which is $1,069,793 over the working capital balance at December 31, 1999. Its primary source of working capital has been the proceeds from the financing of its leased vehicles and the sale of its common stock. The Company feels it has adequate credit facilities with several banks and is currently seeking additional facilities.

Management's primary goal is to expand its leasing operations, increase and obtain better terms with respect to the financing of the vehicles it leases and to increase the profitability of its vehicle remarketing program. The strategy for continued growth is to (i) increase lease origination by a) increased name recognition, b) acquisition of similar companies or their assets, c) the development, expansion and retention of existing clients, and d) the expansion into new geographic markets, (ii) increase and improve the terms of its financing arrangements, (iii) further develop and increase the profitability of its used automobile remarketing operations and, (iv) lease primarily to high quality credit applicants in order to continue to build a lease portfolio with low delinquency and credit loss rates.

Pursuant to a confidential private offering memorandum, the Company is offering 600,000 shares of its common stock at a price of $1.00 per share. The offering period commenced on October 5, 1999. Through February 25, 2000, the Company has sold 182,550 shares for $190,200. The proceeds of the offering will be used primarily for working capital, the acquisition of a profitable lease portfolio and the hiring of additional personnel.

Management believes that anticipated cash flow from operations and the proceeds raised through its private offering will be sufficient to fund its operations for the next twelve months assuming that those operations are consistent with management's expectations.

The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 23, 2000                            Royal Acceptance Corporation
                                                       (Registrant)



                                                By: /s/ Richard Toporek
                                                   --------------------------
                                                   Richard Toporek, President