Form 10QSB
period 2000-06-30
ROYAL ACCEPTANCE CORP
filed 2000-08-21
CIK 1108226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Not Applicable
              Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


             7,732,709 shares, $.001 par value, as of June 30, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)

                                    I N D E X

                                                                      Page No.
                                                                      --------


Part I  - Financial Information:

          Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets
                  As at June 30, 2000 and December 31, 1999             F-3

                  Consolidated Statements of Income
                  For the Six Months June 30, 2000 and 1999             F-4

                  Consolidated Statements of Operations
                  For the Three Months Ended June 30, 2000
                  and 1999 (Unaudited)                                  F-5

                  Consolidated Statements of Stockholders' Equity
                  For the Year Ended December 31, 1999 and Six Months
                  Ended June 30, 2000                                   F-6

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 2000 and 1999       F-7

                  Notes to Consolidated Financial Statements         F-8 - F-9



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             F-10 - F-12


Part II - Other Information:

                  Item 3 Through Item 9 - Not Applicable

                  Signatures

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S

                                                               June 30,      December 31,
                                                                 2000           1999
                                                               --------      ------------
Current assets:
  Cash                                                       $      7,056    $     33,106
  Net investment in direct financing leases                     7,536,164       7,712,004
  Prepaid expenses                                                   --            13,375
                                                             ------------    ------------
        Total current assets                                    7,543,220       7,758,485
                                                             ============    ============

Vehicles held for sale or re-lease                              2,082,575       1,300,843

Net investment in direct financing leases                      20,375,554      19,349,913

Furniture and equipment - net of depreciation
  and amortization                                                 98,953         112,453

Due from related parties                                          114,272           #REF!

Other assets                                                        6,025          78,573
                                                             ------------    ------------
                                                             $ 30,220,599    $ 28,600,267
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of loans payable                        $  7,889,562    $  7,613,318
  Accounts payable and accrued expenses                           927,819         517,091
                                                             ------------    ------------
  Loan payable stockholder                                           --           107,894
                                                             ============    ============
        Total current liabilities                               8,817,381       8,238,303

Loans payable - net of current maturities                      19,686,136      18,996,847

Deferred income taxes                                             788,000         701,000
                                                             ------------    ------------
        Total liabilities                                      29,291,517      27,936,150
                                                             ============    ============

Stockholders' equity:
  Preferred stock, $.001 par value, authorized -
    1,000,000 shares, none issued and outstanding
  Common stock, $.001 par value, authorized -
    25,000,000 shares, issued and outstanding -
    7,732,709 shares at June 30, 2000 and 7,532,709
    shares at December 31 ,1999                                     7,733           7,533
  Additional paid-in capital                                    1,447,313       1,282,693
  Accumulated deficit                                              (2,464)       (145,109)
                                                             ------------    ------------
                                                                1,452,582       1,145,117

  Less:  Due from related party                                   523,500         481,000
                                                             ------------    ------------
                                                                  929,082         664,117
                                                             ------------    ------------
                                                             $ 30,220,599    $ 28,600,267
                                                             ============    ============

                See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                        For the Six
                                                        Months Ended
                                                          June 30,
                                                  -----------------------
                                                     2000        1999
                                                  -----------------------
Revenues:
  Amortization of unearned
    lease income                                  $2,404,478   $1,412,991
  Gain on sale of vehicles, net                       92,888      228,856
                                                  ----------   ----------
Total revenues                                     2,497,366    1,641,847
                                                  ==========   ==========

Costs and expenses:
  Interest                                         1,306,483      740,249
  Amortization of initial direct costs               172,510       52,000
  Provision for bad debts                            156,000      128,000
  Salaries and wages                                 238,721      133,812
  Other selling and administrative costs             388,896      446,879
                                                  ----------   ----------
Total costs and expenses                           2,262,610    1,500,940
                                                  ==========   ==========

Income before provision for income taxes             234,756      140,907

Provision for income taxes                            92,111       54,000
                                                  ----------   ----------
Net income                                        $  142,645   $   86,907
                                                  ==========   ==========


Earnings per share:
  Basic                                           $     0.02   $     0.01
                                                  ==========   ==========
  Diluted                                         $     0.02   $     0.01
                                                  ==========   ==========

  Weighted average number of shares outstanding    7,596,919    7,226,632
                                                  ==========   ==========









                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          For the Three
                                                          Months Ended
                                                            June 30,
                                                   --------------------------
                                                      2000           1999
                                                   --------------------------
Revenues:
  Amortization of unearned
    lease income                                   $   980,542    $   637,269
  Gain on sale of vehicles, net                        128,324        198,971
                                                   -----------    -----------
Total revenues                                       1,108,866        836,240
                                                   ===========    ===========

Costs and expenses:
  Interest                                             875,618        379,977
  Amortization of initial direct costs                 110,290         25,912
  Provision for bad debts                               54,694        128,000
  Salaries and wages                                   115,056         79,268
  Other selling and administrative costs               176,465        173,109
                                                   -----------    -----------
Total costs and expenses                             1,332,123        786,266
                                                   ===========    ===========

Income (loss) before provision  for income taxes      (223,257)        49,974

Provision (credit) for income taxes                    (85,889)        18,000
                                                   -----------    -----------

Net income (loss)                                  ($  137,368)   $    31,974
                                                   ===========    ===========


Earnings (loss) per share:
  Basic                                            ($     0.02)   $       .00
                                                   ===========    ===========
  Diluted                                          ($     0.02)   $       .00
                                                   ===========    ===========

  Weighted average number of shares outstanding      7,733,709      7,481,509
                                                   ===========    ===========










                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                     AND THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                         Common Shares       Additional                  Due from        Total
                                                    -----------------------    Paid-In     Accumulated    Related     Stockholders'
                                                      Shares       Amount      Capital       Deficit       Party         Equity
                                                    ----------   ----------   ----------   -----------    --------    -------------

Balance at December 31, 1998                         6,817,409   $    6,817   $1,097,833   ($ 289,008)   $     --      $  815,642

Issuance of shares of common stock for cash,
    net of offering costs                              415,300          416      110,160         --            --         110,576

Issuance of shares of common stock for
    services rendered                                  300,000          300       74,700         --            --          75,000

Due from related party                                    --           --           --           --        (481,000)     (481,000)

Net income for the year ended
    December 31, 1999                                     --           --           --        143,899          --         143,899
                                                     =========   ==========   ==========   ==========    ==========    ==========

Balance at December 31, 1999                         7,532,709        7,533    1,282,693     (145,109)     (481,000)      664,117

Increase in loan to related party                         --           --           --           --         (42,500)      (42,500)

Issuance of shares of common stock for cash            200,000          200      164,620         --            --         164,820

Net income for the six months ended June 30, 2000         --           --           --        142,645          --         142,645
                                                     ---------   ----------   ----------   ----------    ----------    ----------

Balance at June 30, 2000                             7,732,709   $    7,733   $1,447,313   ($   2,464)   ($ 523,500)   $  929,082
                                                     =========   ==========   ==========   ==========    ==========    ==========




                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            For the Six
                                                            Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2000           1999
                                                     --------------------------
Cash flows from operating activities:
  Net income                                         $   142,645    $    86,907
                                                     ===========    ===========
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                        186,010         67,480
    Gain on sale of vehicles                             (92,888)      (228,856)
    Deferred income taxes                                 87,000         54,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct financing leases       (1,022,311)    (9,083,978)
      Vehicles held for sale or re-lease                (688,844)         8,997
      Prepaid expenses                                    13,375        (15,924)
      Long-term debt                                     965,533      8,738,543
      Accounts payable and accrued expenses              410,728        402,606
                                                     -----------    -----------
  Total adjustments                                     (141,397)       (57,132)
                                                     ===========    ===========

Net cash provided by operating activities                  1,248         29,775
                                                     ===========    ===========

Cash flows used in investing activities:
  Due to related party                                   (84,224)      (321,000)
                                                     -----------    -----------

Cash flows from financing activities:
  Sale of common stock                                   164,820        106,025
  Loans payable stockholder                             (107,894)          --
                                                     -----------    -----------
Net cash provided by financing activities                 56,926        106,025

Net (decrease) in cash                                   (26,050)      (185,200)

Cash at beginning of period                               33,106        237,957
                                                     -----------    -----------

Cash at end of period                                $     7,056    $    52,757
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash payments for:

    Interest                                         $ 1,306,483    $   740,249
                                                     ===========    ===========
    Income taxes                                     $     5,111    $      --
                                                     ===========    ===========


                See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)





NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          (a) Organization:

               Royal Acceptance Corporation ("Royal") was incorporated in the State of Delaware on June 23, 1994. On July 15, 1999, pursuant to a reorganization under section 368(a)(1)(B) of the Internal Revenue Code, Royal acquired all of the issued and outstanding capital stock of RIT Auto Leasing Group, Inc. ("RIT") in exchange for 5,650,000 shares of Royal's common stock. After the acquisition, the former RIT stockholder, owned approximately 72% of Royal's outstanding common stock. The transaction is being accounted for as a reverse acquisition in a manner similar to a pooling of interests and, accordingly, the accompanying consolidated financial statements reflect the acquisition as if it had occurred at the beginning of the periods presented. Royal, prior to the RIT acquisition, had been virtually inactive since 1995 and has incurred losses since its inception to July 1999, of $987,000.


          (b) Principles of Consolidation:

               The accompanying interim unaudited consolidated financial statements include the accounts of Royal and its wholly-owned subsidiary, RIT. All material inter-company transactions have been eliminated in consolidation.

          (c) Basis of Presentation:

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six months and three months ended June 30, 2000 and 1999 and not necessarily indicative of the results to be expected for the year ended December 31, 2000.

               The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10SB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10SB for the year ended December 31, 1999.

          (d) Financial Statement Presentation:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures accordingly. Actual results could differ from those estimates.

          (e) Per Share Data:

               Net income per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with the acquisition of RIT (Note 1(a)) has been retroactively reflected in the computation as if it had occurred on December 31, 1998.

RESULTS OF OPERATIONS
---------------------


For the six months ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Revenues aggregating $2,404.478 and $1,141,991 for the six months ended June 30, 2000 and 1999, respectively, consisting primarily of amortization of unearned income, represents an increase of $991,487 or approximately 70%. Amortization of unearned income is recognized using the interest method and includes certain non-refundable up-front payments made by the lessee consisting of the first and last monthly lease payments and fees aggregating $328,703 and $405,187 for the six months ended June 30, 2000 and 1999 respectively This increase in unearned income is a result of management's efforts to increase its dealer referral network, which has expanded to include Florida, North Carolina, California, Georgia, Illinois Michigan, South Carolina, Ohio, Massachusetts, Alabama, Arizona, Colorado, Kansas, Missouri, Nevada, Wisconsin and Tennessee. Mangement has also expanded its financial relationships to include several new major financing sources enabling the Company to consummate additional lease agreements. Increase in customer referrals has also had an impact on the Company's revenues. However, due to numerous interest rate increases over the past several months, the Company's cost of borrowing has increased dramatically. In order for the Company to remain competitive, the Company has not always passed these increases along to its customers. This has resulted in an increase in interest expense of $255,000 for the three months ended June 30, 2000. In addition, the automobile industry historically has seasonal lulls in the months of June through August as customers await the new automobile model year to arrive. These two factors have resulted in additional costs and a temporary slow down in revenue.

Selling, general and administrative expenses were $627,617 (25.1% of revenues) for the six months ended June 30, 2000 and $580,691 (35.36% of revenues) for the same period in 1999. The increase of $46,926 was principally due to the hiring of additional personnel. However this increase of selling, general and administrative expenses, as a percentage of revenues which was due to the existence of certain fixed costs, which normally do not vary with increases in revenues.

The Company's net income for the six months ended June 30, 2000 was $142,645 or $.02 per share as compared to $86,907 or $.01 per share for the same period in 1999. As discussed above, the current period included increased lease revenues and fewer costs as a percentage of these revenues. In addition, although selling, general and administrative expenses increased, lease revenues increased by a higher proportionate rate.

Financial Condition
-------------------


June 30, 2000 Compared to June 30, 1999

The Company's cash position as at June 30, 2000 showed a decrease of $26,050 from the balance at December 31, 1999. This was due primarily to the Company's purchase of $172,000 of automobiles that were financed by several of the Company's financing sources as of June 30, 2000.

The net investment in direct financing leases, representing the aggregate future lease payments due to the Company from its lessees, were $27,911,718 at June 30, 2000 and $27,061,917 at December 31, 1999. The Company believes that it has adequately reserved for any possible bad debts. The Company finances the purchase of its lease vehicles through several credit facilities. The indebtedness under these credit facilities aggregated $27,575,698 and $26,610,165 at June 30, 2000 and December 31, 1999, respectively.

The Company's vehicle inventory increased from $1,300,843 at December 31, 1999 to $2,082,575 at June 30, 2000. This increase was due to the higher volume of automobiles coming off lease and early lease terminations at June 30, 2000 as compared to the year ended December 31, 1999.

Through June 30, 2000 the Company had made advances totaling $523,500 to an entity owned by its President. These advances are due on demand and bear interest at two percentage points above the prevailing prime rate. At December 31, 1999 these advances aggregated $481,000.

Accounts Payable at June 30, 2000 was $927,819 compared with $517,091 at December 31, 1999 representing an increase of $410,728.

At June 30, 2000 the Company is indebted to its President for $163,406. Such debt outstanding at December 31, 1999 was $107,894 at June 30, 2000 and December 31, 1999, respectively.

Stockholders' equity increased $307,465 during the six months ended June 30, 2000 . The increase was due to the sale of 200,000 shares of common stock for $164,620 and net income for the six months ended June 30, 2000 of $142,645.

Liquidity and Capital Resources
-------------------------------

The Company generated a negative cash flow of $26,050, during the six months ended June 30, 2000. During the same period, cash of $84,224 was used in investing activities as follows: $42,500 was loaned to an affiliate and $41,724 was used to purchase furniture and equipment. The Company's source of working has been the proceeds from the financing of its leased vehicles and the sale of its common stock. Management feels it has adequate credit facilities with numerous banks and is currently seeking additional facilities.

Cash was also provided through the sale of 200,000 common stock for $164,820.

Management's primary goal is to expand its leasing operations, increase and obtain better terms with respect to the financing of the vehicles it leases and to increase the profitability of its remarketing program. The strategies for continued growth are to (i) increase lease origination by a) increased name recognition, b) acquisition of similar companies or their assets, c) the development, expansion and retention of existing customers and d) the expansion into new geographic markets, (ii) increase and improve the terms of its financing arrangements, (iii) further develop and increase the profitability of its used automobile remarketing operations through the development of its web site and (iv) lease primarily to high quality credit applicants in order to continue to build a lease portfolio with low delinquency and loss rates.

Pursuant to a confidential private memorandum, the Company is offering 600,000 shares of its common stock at a price of $1.00 per share. The offering period commenced on October 5, 1999. Through June 30, 2000, the company has sold 200,000 shares for $164,820. The proceeds of the offering will be used primarily for working capital, the acquisition of profitable lease portfolios, the hiring of additional personnel, and the expansion of the Company's administrative headquarters.

Management believes that the anticipated cash flows from operations and the proceeds raised through its private offering will be sufficient to fund its operations for the next twelve months, assuming that those operations are consistent with management's expectations.

The Company may need additional financing thereafter. There can be no assurances that the company will be able to obtain the financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

Results of Operations
---------------------

Three Months ended June 30, 2000

Compared to the Three Months ended June 30, 1999

Revenues for the three months ended June 30, 2000 and 1999 consisted primarily of amortization of unearned income, aggregated $1,108,866 and $836,240, respectively, which is an increase of $272,626 or approximately 33%. Such amortization is computed on the interest method and includes certain non-refundable up front payments made by the lessee. They consist of the first and last monthly lease payments and fees which aggregated $144,766 and $203,480, respectively. This increase in amortization of unearned lease income is a result of management's effortss to increase its dealers referral network, which has been expanded to include Florida, North Carolina, California, Georgia, Illinois, Michigan, South Carolina, Ohio, Massachusetts, Alabama, Arizona, Colorado, Kansas, Missouri, Nevada, Wisconsin and Tennessee. Management has also expanded its financial relationships to include several new major financing sources. The additional financing sources have given the Company the ability to consummate additional lease agreements. Increase in customer referrals has also had an impact on the Company's revenues. However, due to numerous interest rate increases over the past several months, the Company's cost of borrowing has increased dramatically. In order for the Company to remain competitive, the Company has not always passed these increases along to its customers. This has resulted in an increase interest expense of $496,000 for the three months ended June 30, 2000. In addition, the automobile industry historically has seasonal lull's in the months of June to August as customers await the model year to arrive. These two factors have resulted in additional costs and a temporary slow down in revenue. The increase of $39,144 was principally due to the hiring of additional personnel. However, this increase of selling, general and administrative expenses, as a percentage of revenues decreased by 3.9% which was due to the existence of certain fixed costs, which do not vary with increases in revenues.

The Company's net loss for the three months ended June 30, 2000 was ($137,368) or ($.02) per share as compared to $31,974 or $.00 per share for the same period in 1999. This decrease was due to a larger increase in interest costs which was not offset by the increase in revenue.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Royal Acceptance Corporation
                                         (Registrant)

Date: August 21, 2000                    /s/ Richard Toporek
                                         --------------------------------------
                                         Richard Toporek, President