Form 10QSB
period 2000-09-30
ROYAL ACCEPTANCE CORP
filed 2000-11-20
CIK 1108226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                        --------------------------------


                                   FORM 10-QSB


/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000


                                       OR


/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition Period from                 to
                                              ---------------    --------------


                         Commission file number 0-29797


                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY
             (Exact name of registrant as specified in its charter)


                  Delaware                                   22-368051
       (State of other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


             90 Jericho Turnpike
            Floral Park, New York                              11001
   (Address of principal executive office)                  (zip code)



        Registrant's telephone number, including area code: 516-488-8600


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---


           7,732,709 shares, $.001 par value, as of September 30, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                    I N D E X
                                    ---------


                                                                                                                 Page No.
                                                                                                                 --------
Part I  - Financial Information:

               Item 1.      Consolidated Financial Statements:

                            Consolidated Balance Sheets
                            As at September 30, 2000 and December 31, 1999 .............................            F-3

                            Consolidated Statements of Income
                            For the Nine Months Ended September 30, 2000 and 1999 ......................            F-4

                            Consolidated Statements of Operations
                            For the Three Months Ended September 30, 2000 and 1999 .....................            F-5

                            Consolidated Statements of Stockholders' Equity
                            For the Year Ended December 31, 1999 and
                            Nine Months Ended September 30, 2000 .......................................            F-6

                            Consolidated Statements of Cash Flows
                            For the Nine Months Ended September 30, 2000 and 1999 ......................            F-7

                            Notes to Consolidated Financial Statements..................................         F-8 - F-9


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...........................................        F-10 - F-12


Part II - Other Information:

                            Item 3 Through Item 9 - Not Applicable .....................................

                            Signatures .................................................................

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                   A S S E T S

                                                                                       September 30,        December 31,
                                                                                       ------------         ------------
                                                                                           2000                 1999
                                                                                       ------------         ------------
Current assets:
  Cash                                                                                 $      4,773         $     33,106
  Net investment in direct financing leases                                               6,247,722            7,712,004
  Prepaid expenses                                                                           10,000               13,375
                                                                                       ------------         ------------
        Total current assets                                                              6,262,495            7,758,485

Vehicles held for sale or re-lease                                                        2,225,414            1,300,843

Net investment in direct financing leases                                                21,057,048           19,349,913

Furniture and equipment - net of depreciation
  and amortization                                                                           92,203              112,453

Due from related parties                                                                     67,796                   -

Other assets                                                                                  4,025               78,573
                                                                                       ------------         ------------

                                                                                       $ 29,708,981         $ 28,600,267
                                                                                       ============         ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of loans payable                                                  $  5,770,302         $  7,613,318
  Accounts payable and accrued expenses                                                     222,110              517,091
  Loan payable stockholder                                                                  305,187              107,894
                                                                                       ------------         ------------
        Total current liabilities                                                         6,297,599            8,238,303

Loans payable - net of current maturities                                                21,841,666           18,996,847

Deferred income taxes                                                                       761,000              701,000
                                                                                       ------------         ------------

        Total liabilities                                                                28,900,265           27,936,150
                                                                                       ------------         ------------

Stockholders' equity:
  Preferred stock, $.001 par value, authorized -
    1,000,000 shares, none issued and outstanding
  Common stock, $.001 par value, authorized -
    25,000,000 shares, issued and outstanding -
    7,732,709 shares at September 30, 2000 and
    7,532,709 shares at December 31 ,1999                                                     7,733                7,533
  Additional paid-in capital                                                                328,257              163,637
  Retained earnings                                                                       1,050,563              973,947
                                                                                       ------------         ------------
                                                                                          1,386,553            1,145,117

  Less:  Due from related party                                                             577,837              481,000
                                                                                       ------------         ------------
                                                                                            808,716              664,117
                                                                                       ------------         ------------

                                                                                       $ 29,708,981         $ 28,600,267
                                                                                       ============         ============


                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    For the Nine
                                                                    Months Ended
                                                                    September 30,
                                                            ------------------------------
                                                               2000                1999
                                                            ---------           ----------
Revenues:
  Amortization of unearned
    lease income                                            $3,066,307          $2,801,032
  Gain on sale of vehicles                                     233,499             118,917
                                                            ----------          ----------
Total revenues                                               3,299,806           2,919,949
                                                            ----------          ----------

Costs and expenses:
  Interest                                                   1,930,758           1,315,308
  Amortization of initial direct costs                         258,765             181,155
  Provision for bad debts                                      156,000             132,000
  Salaries and wages                                           352,861             242,588
  Other selling and administrative costs                       464,806             467,707
                                                            ----------          ----------
Total costs and expenses                                     3,163,190           2,338,758
                                                            ----------          ----------

Income before provision for income taxes                       136,616             581,191

Provision for income taxes                                      60,000             236,000
                                                            ----------          ----------

Net income                                                  $   76,616          $  345,191
                                                            ==========          ==========

Earnings per share:
  Basic and diluted:
    Net income per share                                      $0.01               $0.05
                                                              =====               =====

  Weighted average number of shares outstanding              7,687,984           7,301,996
                                                            ==========          ==========
                                                                                   (A)

(A) Proforma - See Note 1(e).



                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                           For the Three
                                                                           Months Ended
                                                                           September 30,
                                                                  ------------------------------
                                                                     2000                1999
                                                                  ---------           ----------
Revenues:
  Amortization of unearned
    lease income                                                  $ 661,829           $1,388,041
  Gain on sale of vehicles                                          140,610          (   109,939)
                                                                  ---------           ----------
Total revenues                                                      802,439            1,278,102
                                                                  ---------           ----------

Costs and expenses:
  Interest                                                          624,274              575,059
  Amortization of initial direct costs                               86,255              129,155
  Provision for bad debts                                                -                 4,000
  Salaries and wages                                                114,140              108,776
  Other selling and administrative costs                             76,006              116,190
                                                                  ---------           ----------
Total costs and expenses                                            900,675              933,180
                                                                  ---------           ----------

Income (loss) before provision  for income taxes                 (   98,236)             344,922

Provision (credit) for income taxes                              (   32,167)             144,000
                                                                  ---------           ----------

Net income (loss)                                                ($  66,069)          $  200,922
                                                                  =========           ==========


Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share                                    ($0.01)               $.03
                                                                   =======               ====

  Weighted average number of shares outstanding                   7,732,492            7,481,781
                                                                  =========           ==========
                                                                                         (A)


(A) Proforma - See Note 1(e).


                See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           FOR THE YEAR ENDED DECEMBER 31, 1999(CONSOLIDATED) AND 1998
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                   Common Shares                  Additional
                                                             ---------------------------           Paid-In
                                                               Shares            Amount            Capital
                                                             ----------         --------          ----------
Balance at December 31, 1997                                        100         $150,000             $   -

Net income for the year ended December 31, 1998                     -                -                   -
                                                             ----------         --------          ----------

Balance at December 31, 1998                                        100          150,000                 -

Issuance of shares of common stock for cash,
    net of offering costs                                        67,200               67              16,716

Reverse acquisition of Royal Acceptance Corp.                 7,465,509            7,466           1,116,459

Recapitalization upon reverse acquisition                         ( 100)       ( 150,000)          ( 969,538)

Due from related party                                              -                 -                  -

Net income for the year ended
    December 31, 1999                                               -                -                   -
                                                             ----------         --------          ----------

Balance at December 31, 1999                                  7,532,709            7,533             163,637

Due from related party                                              -                 -                  -

Issuance of shares of common stock for cash                     200,000              200             164,620

Net income for the nine months ended
  September 30, 2000                                                -                -                   -
                                                             ----------         --------          ----------

Balance at June 30, 2000                                      7,732,709         $  7,733          $  328,257
                                                             ==========         ========          ==========
                                                                                 Due from             Total
                                                              Retained            Related         Stockholders'
                                                              Earnings             Party               Equity
                                                             ----------         ---------            --------
Balance at December 31, 1997                                 $  599,064         $      -             $749,064

Net income for the year ended December 31, 1998                  90,812                -               90,812
                                                             ----------         ---------            --------

Balance at December 31, 1998                                    689,876                -              839,876

Issuance of shares of common stock for cash,
    net of offering costs                                            -                 -               16,783

Reverse acquisition of Royal Acceptance Corp.               ( 1,119,538)                                4,387

Recapitalization upon reverse acquisition                     1,119,538                -                   -

Due from related party                                               -          ( 481,000)          ( 481,000)

Net income for the year ended
    December 31, 1999                                           284,071                -              284,071
                                                             ----------         ---------            --------

Balance at December 31, 1999                                    973,947         ( 481,000)            664,117

Due from related party                                               -           ( 96,837)          ( 96,837)

Issuance of shares of common stock for cash                          -                 -              164,820

Net income for the nine months ended
  September 30, 2000                                             76,616                -               76,616
                                                             ----------         ---------            --------

Balance at June 30, 2000                                     $1,050,563         ($577,837)           $808,716
                                                             ==========         =========            ========

                See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Nine
                                                                                  Months Ended
                                                                                  September 30,
                                                                       --------------------------------
                                                                           2000                1999
                                                                       -----------          -----------
Cash flows from operating activities:
  Net income                                                           $    76,616          $   345,191
                                                                       -----------          -----------
  Adjustments to reconcile net income
      to net cash used in operating activities:
    Depreciation and amortization                                          279,015              193,080
    Gain on sale of vehicles                                          (    233,499)        (    118,917)
    Deferred income taxes                                                   60,000              232,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct financing leases                       (    501,616)        ( 11,196,495)
      Vehicles held for sale or re-lease                              (    691,072)        (    534,443)
      Prepaid expenses                                                       3,375                  -
      Other assets                                                           2,000                  -
      Loans payable                                                      1,001,803           10,930,728
      Accounts payable and accrued expenses                           (    294,983)             308,823
      Proceeds of vehicles sold                                              -                    -
                                                                       -----------          -----------
  Total adjustments                                                   (    374,977)        (    185,224)
                                                                       -----------          -----------

Net cash used in operating activities                                 (    298,361)             159,967
                                                                       -----------          -----------

Cash flows from investing actitivites:
  Acquisition of furniture and equipment                                     -             (     34,035)
                                                                       -----------          -----------

Cash flows from financing activities:
  Sale of capital stock                                                    164,820                -
  Loans payable officer                                                    197,293              103,394
  Increase in loans to related party                                  (     92,085)           ( 435,150)
                                                                        ---------            ----------
Net cash provided by financing activities                                  270,028            ( 331,756)
                                                                       -----------          -----------

Net decrease in cash                                                  (     28,333)        (    205,824)

Cash acquired at acquisition of Royal Acceptance                             -                    2,412

Cash at beginning of period                                                 33,106              237,957
                                                                       -----------          -----------

Cash at end of period                                                  $     4,773          $    34,545
                                                                       ===========          ===========

Supplemental Disclosures of Cash Flow Information:

  Interest                                                             $ 1,930,758          $ 1,315,308
                                                                       ===========          ===========
  Income taxes                                                         $     -              $     -
                                                                       ===========          ===========



                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE  1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                  (a)      Organization:

                           Royal Acceptance Corporation ("Royal") was
                  incorporated in the State of Delaware on November 15, 1996. On July 15, 1999, pursuant to a reorganization under section 368(a)(1)(B) of the Internal Revenue Code, Royal acquired from Alliance Holdings Limited Partnership ("Alliance") all of the issued and outstanding capital stock of RIT Auto Leasing Group, Inc. ("RIT") in exchange for 5,650,000 shares of Royal's common stock. After the acquisition, the former RIT stockholder, who is Alliance's general partner, and who became President, Secretary and Director of Royal owned approximately 72% of Royal's outstanding common stock. The transaction is being accounted for as a reverse acquisition of Royal by RIT. The results of operations of Royal is included in the accompanying financial statements since the date of acquisition. Royal, prior to the RIT acquisition, had been virtually inactive since 1995.

                           The following summarized unaudited pro/forma
                  information assumes the acquisition had occurred on January 1, 1999.


                                                For the Nine                 For the Three
                                                Months Ended                  Months Ended
                                             September 30, 1999            September 30, 1999
                                             ------------------            ------------------
                  Revenues                       $2,919,949                    $1,278,102
                                                 ==========                    ==========

                  Net income                     $ 230,964                      $ 144,057
                                                 ==========                    ==========

                  Earnings per share:
                    Basic and diluted              $0.03                          $0.01
                                                   =====                          =====

                  (b)      Principles of Consolidation:

                           The accompanying interim unaudited consolidated
                  financial statements include the accounts of Royal and its wholly-owned subsidiary, RIT. All material inter-company transactions have been eliminated in consolidation.

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

                  (c)      Basis of Presentation:

                           The accompanying unaudited financial statements have
                  been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three months and nine months ended September 30, 2000 and 1999 and not necessarily indicative of the results to be expected for the year ended December 31, 2000.

                           The December 31, 1999 balance sheet has been derived
                  from the audited financial statements at the date included in the Company's annual report contained in Form 10KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10KSB for the year ended December 31, 1999.


                  (d)      Financial Statement Presentation:

                           The preparation of financial statements in conformity
                  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures accordingly. Actual results could differ from those estimates.

                  (e)      Per Share Data:

                           Net income per share was computed by the weighted
                  average number of shares outstanding during each period. The issuance of all common shares in connection with the acquisition of RIT (Note 1(a)) has been retroactively reflected in the computation as if it had occurred on December 31, 1998. In addition, the weighted average number of shares outstanding for the nine and three months ended September 30, 1999 reflects the revenue purchase of Royal as if it had occurred on December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


General

The Company is in the business of leasing predominately new and pre-owned automobiles with terms generally ranging from twelve to sixty months. It markets its leasing services through its dealer network and advertising. The sources of its automobiles for lease are generally automobile dealers in the Eastern region of the United States. The Company also leases and finances commercial industrial equipment such as computers, airplanes, boats and construction equipment. However, through September 30, 2000 commercial industrial equipment accounts for an insignificant portion of company leases.

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

Results of Operations

Nine months ended September 30, 2000 and 1999:

Revenues are summarized as follows:

                                                 For the Nine
                                                 Months Ended
                                                 September 30,
                                       -------------------------------          Increase         % Increase
                                          2000                 1999            (Decrease)         (Decrease)
                                       ----------           ----------         ----------         ----------
a) Amortization of unearned
     lease income                      $3,066,307           $2,801,032           $265,275            9.47%
                                       ----------           ----------           --------           -----

b) Gain (loss) on sale of
     vehicles                             233,499              118,917            114,582           96.35%
                                       ----------           ----------           --------           -----

                                       $3,299,806           $2,919,949           $379,857           13.01%
                                       ==========           ==========           ========           =====


a) Revenues for the nine months ended September 30, 2000 increased by approximately 13% when compared with the same period in 1999. The increase was a result of management's efforts to increase its dealer networks which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. Management has also expanded its financial relationships to include several new major financing sources enabling the Company to consummate additional lease agreements. Increase in customer referrals has also had an impact on the Company's revenues.

     Included in unearned income are initial payments received from leasees which aggregated $433,483 and $495,839 during the nine months ended September 30, 2000 and 1999, respectively. 50% of such payments consist of application fees and approximately 50% of nonrefundable payment of the first month's lease payment. It is the Company's policy to charge these amounts to operations when received since they are nonrefundable and there is no risk of forfeiture.

b) In the event that the purchase option is not exercised by the lessee or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During the nine months ended September 30, 2000 and 1999 the Company realized a gain from the sale of vehicles of $233,499 and $118,917, respectively. The increase in profit from 1999 and 2000 was the result of a loss on the sale of vehicles during the three months ended September 30, 1999.

Interest expense:

     The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in it's leases and it's cost of funds (the "Spread"). As summarized below during nine months ended September 30, 2000 the Spread was 8.32% as compared to 13.83% a year earlier. During the nine months ended September 30, 2000 the Company's cost of financing increased, however, the Company could not pass along the increase to its leasees. In addition, due to increased competition the Company had to decrease the interest rate inherent in its leases which sharply decreased the rate of return on its income earning assets.

Average yield of implicit on leases versus average cost of financing.

                                                                               For the Nine
                                                                               Months Ended
                                                                               September 30,
                                                                     ---------------------------------
                                                                         2000                 1999
                                                                     -----------           -----------
Average yield implicit in income
 earning assets:
  Amortization of unearned lease income                              $ 3,066,307           $ 2,801,032
  Average investment in leases                                        27,183,344            19,803,822
                                                                     -----------           -----------
  Annualized rate of return on income earning assets                    15.04%               18.86%
                                                                        ======               ======
Average cost of financing:
  Interest expense                                                   $ 1,930,758           $ 1,315,308
  Average loans payable balance                                       27,111,067            18,182,888
                                                                     -----------           -----------
  Annualized average cost of financing                                  9.50%                 9.65%
                                                                        =====                 =====

Spread                                                                  5.54%                 9.21%
                                                                        =====                 =====

Initial direct costs:



                                             For the Nine
                                             Months Ended
                                             September 30
                                   -------------------------------           Increase          % Increase
                                       2000                 1999            (Decrease)         (Decrease)
                                   ----------           ----------          ----------         ----------
Total lease revenue                $3,066,307           $2,801,032           $ 265,275              9.47
Amortization of initial
  direct cost                         258,765              181,155              77,610             42.84
                                   ----------           ----------           ---------

Percentage                           8.44%                6.47%                1.97%
                                     =====                =====                =====



Initial direct costs consists primarily of commissions, auto repairs and repossession costs. Such costs are amortized over the life of the lease on a straight-line basis. As a percentage of revenue, such amortization increased by 1.97% for the nine months ended September 30, 2000 as compared to the same period 1999. Such increase was due to a large increase in leases entered into during the nine months ended September 30, 2000 as compared to a year earlier. The percentage increase is due costs being amortized on a straight-line basis over the life of the lease.

Selling, general and administration expenses:



                                             For the Nine
                                             Months Ended
                                             September 30
                                   -------------------------------           Increase          % Increase
                                       2000                 1999            (Decrease)         (Decrease)
                                   ----------           ----------          ----------         ----------

Total revenues                     $3,299,806           $2,919,949            $379,857             13.01
Selling, general and
  administrative expenses             973,667              842,295             131,372             15.60
                                   ----------           ----------          ----------         ---------

                                     29.51%                28.85%               0.66%
                                    ======                ======               =====



Selling, general and administrative expenses ("SG&A") increased from $842,295 during the nine months ended September 30, 2000 to $973,667 during the nine months ended September 30, 2000 (an increase of $131,372). This increase was attributed to increases in bad debts and salaries and wages and professional fees which were caused by the large increase in revenues. However, as a percentage of revenues, SG&A expenses decreased by only .66% due to revenues increasing at the same rate as SG&A expenses.

Such increases are summarized as follows:

                                                  For the Nine
                                                  Months Ended
                                                  September 30,
                                        ------------------------------             Increase
                                           2000                 1999              (Decrease)
                                        ---------             --------             --------
a) Salaries and wages                    $352,861             $242,588             $110,273
b) Provision for bad debts                156,000              132,000               24,000
d) Other                                  464,806              467,707              ( 2,901)
                                        ---------             --------             --------

                                         $973,667             $842,295             $131,372
                                        =========             ========             ========


The expansion of leasing operations during the latter part of 1999 and during the nine months ended September 30, 2000 necessitated the hiring of additional office personnel. Due to the increase in leasing operations, a provision for bad debts was required during the nine months ended September 30, 2000, whereas, a smaller provision was necessary during the same period in 1999. Other expenses decrease by $2,901.

Three months ended September 20, 2000 and 1999.

Revenues are summarized as follows:


                                             For the Three
                                             Months Ended
                                             September 30
                                   -------------------------------           Increase          % Increase
                                       2000                 1999            (Decrease)         (Decrease)
                                   ----------           ----------          ----------         ----------

 a) Amortization of unearned
     lease income                  $  661,829           $1,388,041          ($ 726,212)           (52.32%)
 b) Gain (loss) on sale of
     of vehicles                      140,610           (  109,939)            250,549           (227.90%)
                                   ----------           ----------          ----------         ----------

                                   $  802,439           $1,278,102          ($ 475,663)            37.22%
                                   ==========           ==========          ==========         ==========


a) Revenues for the quarter ended September 30, 2000 decreased by approximately 52.32% when compared with the same period in 1999. The Company enjoyed a extremely large increase in revenue during the September 1999 quarter due to an expansion of their dealer networks which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. The aforementioned large revenue increase during the September 1999 quarter, coupled with a soft leasing period during the September 2000 quarter combined to account for the large decrease in revenues.

     Included in unearned income are initial payments received from leasees which aggregated $104,780 and $163,627 during the three months ended September 30, 2000 and 1999, respectively. 50% of such payments consists of application fees and approximately 50% of nonrefundable payment of the first month's lease payment. It is the Company's policy to charge these amounts to operations when received since they are nonrefundable and there is no risk of forfeiture.

b) In the event that the purchase option is not exercised by the leasees or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of a sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During the three months ended September 30, 2000 the Company realized a gain from the sale of vehicles of $140,610 compared with a loss of $109,939 the year before. The loss during the September 1999 quarter was the result of the sale of many vehicles which did not go to full term. Loss on such sales are common since the lease values on the books are extremely high.

Interest expense:

Average rate of return on income earning assets versus average cost of financing.

                                                      For the Three
                                                      Months Ended
                                                      September 30,
                                             -------------------------------           Increase
                                                2000                 1999             (Decrease)
                                             ----------           ----------          ----------
Average yield implicit in income
 earning assets:
  Amortization of unearned lease income     $   661,829          $ 1,388,041
  Average investment in leases               28,000,553           23,433,249
                                            -----------          -----------
  Annualized rate of return on income
    earning asset                              9.45%                23.69%             14.24%
                                               -----                ------
Average cost of financing:
  Interest expense                              624,274              575,059
  Average loans payable balance              27,593,000           22,552,000
                                            -----------          -----------

  Annualized average cost of financing         9.05%                10.20%              1.15%
                                               -----                ------              -----

Spread                                         0.40%                13.49%            (13.09%)
                                               =====                ======            ========

The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in it's leases and it's cost of funds (the "Spread"). As summarized above the Spread during three months ended September 30, 2000 was only 0.40% as compared to a year earlier. Due to increased competition during the September 2000 quarter, the Company decreased the interest rate inherent in its lease which sharply decreased the rate of return on its income earning assets. Such decrease was a major cause of the loss during the September 2000 quarter.

Initial direct costs:


                                             For the Three
                                             Months Ended
                                             September 30,
                                   -------------------------------           Increase          % Increase
                                      2000                 1999             (Decrease)         (Decrease)
                                   ----------           ----------          ----------         ----------

Total lease revenue before         $  661,829           $1,388,041          ( $726,212)          ( 52.32)
                                   ----------           ----------           ---------
Amortization of initial
  direct costs                         86,255              129,155          (   42,900)          ( 33.22)
                                   ----------           ----------           ---------

Percentage                             13.03%                9.30%               3.73%
                                       ======                =====               =====

Initial direct costs consists primarily of commissions, auto repairs and repossession costs. Such costs are amortized over the life of the leases on a straight-line basis. As a percentage of revenue, such amortization increased by 3.73% for the three months ended September 30, 2000 as compared to the same period in 1999. Such increase was due to direct costs incurred on the large increase in leases entered into during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 2000. Initial direct costs are amortized on a straight-line basis over the life of the lease resulting in larger amortization during the September 2000 quarter.

Selling, general and administration expenses ("SG&A") as a percentage of total revenues:


                                             For the Three
                                             Months Ended
                                             September 30,
                                   -------------------------------            Increase          % Increase
                                      2000                 1999              (Decrease)         (Decrease)
                                   ----------           ----------           ---------            ------

Total revenues                     $  802,439           $1,278,102          ($ 475,663)            37.22
                                   ----------           ----------           ---------            ------

Selling, general and
  administrative expenses             190,146              228,966          (   38,820)          ( 16.95)
                                   ----------           ----------           ---------            ------

                                      23.70%               17.91%               5.79%
                                      =====                =====                ====


SG&A expenses decreased from $228,966 during the September 1999 to $190,146 during the September 2000 quarter (a $38,820 decrease). This decrease was attributed to decreases in bad debts and professional fees. As a percentage of revenues, SG&A expenses increase by 5.78% due to the presence of fixed costs which remained relatively constant on decrease revenues.

Such increases are summarized as follows:

                                                  For the Threee
                                                  Months Ended
                                                  September 30,
                                        ------------------------------            Increase
                                           2000                 1999             (Decrease)
                                        ---------            ---------           ---------
a) Salaries and wages                   $ 114,140             $108,776          $    5,364
b) Provision for bad debts                    -                  4,000          (    4,000)
d) Other                                   76,006              116,190          (   40,184)
                                        ---------            ---------           ---------

                                        $ 190,146            $ 228,966          ($  38,820)
                                        =========            =========           =========


The expansion of leasing operations during the latter part of 1999 and during the nine months ended September 30, 2000 necessitated the hiring of additional office personnel. Other SG&A expenses decreased due to a decrease in professional fees.

Financial Condition

The Company's cash position at September 30, 2000 was $4,773, a decrease of $28,333 from December 31, 1999. The net investment in direct finance leases represents the aggregate future lease payments due to the Company from its leasees. Such amount was $27,304,770 at September 30, 2000 and $27,061,917 at December 31, 1999. Management feels that it has adequately reserved for any possible bad debt. Purchase of leased vehicles are financed under several separate credit facilities. Such indebtedness aggregated $27,611,968 at September 30, 2000 and $26,610 at December 31, 1999.

Vehicle held for sale or re-lease increased from $1,300,843 at December 31, 2000 to $2,225,414. Such increase was the result of an increase in vehicle coming off lease during the first nine months of 2000 compared with the same period in 1999.

Accounts payable and accrued expenses decreased from $512,091 at December 31, 1999 to $222,110 at September 30, 2000. The balance at December 1, 1999 was very high due to the accrual of year ended expenses. Such nonrecurring amounts were paid during the nine months ended September 30, 2000. Approximately $197,000 was loaned to the Company by its president during the nine months ended September 30, 2000, thus increasing the loan balance to approximately $305,000.

Due to the timing difference between book and tax treatment of leasing operations, the Company has a deferred tax liability as of September 30, 2000 of $761,000. Such amount increased by $55,000 during the nine months ended September 30, 2000.

Stockholders' equity increased by $144,599 during the nine months ended September 30, 2000. Such increases was the result of income of $76,616 and the sale of 200,000 common shares for $164,820. These increases in stockholders' equity were partially offset by additional amounts loaned to an affiliate of $96,837.

Liquidity and Capital Resources:

During the nine months ended September 30, 2000 cash of $298,361 was used in operations which is summarized as follows: (i) net income of $182,132, which is adjusted for non cash items of $105,516, (ii) an increase in loans payable of $1,001,803 and (iii) a decrease in prepaid expenses and other assets of $5,375. Offsetting these increase in cash flows was: (i) a decrease in the net investment in direct finance leases in the amount of $501,616, (ii) an increase in vehicles held for sale or re-lease of $691,072 and (iii) a decrease in accounts payable and accrued expenses of $294,983.

During the nine months ended September 30, 2000, the Company raised $164,820 through the sale of 200,000 shares of its common stock pursuant to Rule 504 offerings at prices ranging from $.25 to $1.00.

The Company had negative working capital at September 30, 2000 of $35,104, which showed an improvement over the negative working capital balance at December 31, 1999 which was $479,818. When the current portion of unearned income is added back to the September 30, 2000 working capital deficiency, the result is a positive working capital balance of $539,486.

Management's primary goal is to expand its leasing operations, increase and obtain better terms with respect to the financing of the vehicles it leases and to increase the profitability of its vehicle remarketing program. The strategy for continued growth is to (i) increase lease origination by (a) increased name recognition, (b) acquisition of similar companies or their assets, (c) the development, expansion and retention of existing clients, and (d) the expansion into new geographic markets, (ii) increase and improve the terms of its financing arrangements, (iii) further develop and increase the profitability of its used automobile remarketing operations and (iv) lease primarily to high quality credit applicants in order to continue to build a lease profolio with low delinquency and credit loss rate.

Management believes that anticipated cash flow from operations and the proceeds raised through its private offering will be sufficient to fund its operations for the next 12 months assuming that those operations are consistent with management's expectations of its anticipated increase in revenues. The company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover, any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2000

                                                Royal Acceptance Corporation

                                                By: /s/ Richard Toporek
                                                    --------------------------
                                                    Richard Toporek, President
                                                    (Principal Financial and
                                                    Accounting Officer)