Form 10QSB/A
period 2000-03-31
ROYAL ACCEPTANCE CORP
filed 2000-12-20
CIK 1108226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     -------------------------------------


                                  FORM 10-QSB-A


         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______________ to ______________

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

             7,697,709 shares, $.001 par value, as of March 31, 2000

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

                            Consolidated Balance Sheets
                            As at March 31, 2000 and December 31, 1999 ........    F-1 - F-2


                            Consolidated Statements of Operations
                            For the Three Months Ended
                            March 31, 2000 and 1999 ...........................       F-3


                            Consolidated Stockholders' Equity
                            For the Three Months Ended
                            March 31, 2000 and 1999 ...........................       F-4


                            Statements of Cash Flows
                            For the Three Months
                            Ended March 31, 2000 and 1999 .....................       F-5


                            Notes to Consolidated Financial Statements ........   F-6 - F-12


               Item 2.      Management's Discussion and Analysis of
                            Financial Condition and Results of Operations .....         3-7



Part II - Other Information:

                            Item 3 Through Item 9 - Not Applicable ............

                            Signatures ........................................           8



                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

               CONSOLIDATED BALANCE SHEETS - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                   A S S E T S
                                   -----------

                                                                         March 31,    December 31,
                                                                           2000          1999
                                                                        -----------   -----------

Current assets:
  Cash                                                                  $    94,441   $    33,106
  Net investment in direct financing leases                               7,271,434     7,712,004
  Prepaid expenses                                                             --          13,375
                                                                        -----------   -----------
        Total current assets                                              7,365,875     7,758,485

Assets held for sale or re-lease                                          1,674,701     1,300,843

Net investment in direct financing leases                                20,907,417    19,349,913

Furniture and equipment - net of
  depreciation and amortization                                             106,831       112,453

Other assets                                                                107,469        78,573
                                                                        -----------   -----------

                                                                        $30,162,293   $28,600,267
                                                                        ===========   ===========


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                                   (Unaudited)



          LIABILITIES AND STOCKHOLDER'S EQUITY
          ------------------------------------

                                                                         March 31,    December 31,
                                                                           2000           1999
                                                                        -----------   -----------

Current liabilities:
  Current maturities of loans payable                                   $ 6,677,848   $ 7,613,318
  Accounts payable and accrued expenses                                     336,424       512,091
  Loans payable - stockholder                                               115,486       107,894
                                                                        -----------   -----------
        Total current liabilities                                         7,129,758     8,233,303

Loans payable - net of current liabilities                               21,051,405    18,996,847

Deferred income taxes                                                       872,000       706,000
                                                                        -----------   -----------

        Total liabilities                                                29,053,163    27,936,150
                                                                        -----------   -----------

Stockholder's equity:
  Common stock, no par value
    Authorized 35,000,000 shares
    Issued and outstanding - 7,697,709 and
      7,532,709 shares, respectively                                          7,698         7,533
  Additional paid-in capital                                                328,472       163,637
  Retained earnings (accumulated deficit)                                 1,253,960       973,947
                                                                        -----------   -----------
                                                                          1,590,130     1,145,117
  Less:  Due from related party                                             481,000       481,000
                                                                        -----------   -----------
        Total stockholder's equity                                        1,109,130       664,117
                                                                        -----------   -----------

                                                                        $30,162,293   $28,600,267
                                                                        ===========   ===========

                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                                                                    For the Three
                                                                                     Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                  2000           1999
                                                                              -----------    -----------
                                                                            (Consolidated)

Revenues:
  Amortization of unearned lease income                                       $ 1,423,936    $   775,722
  Gain (loss) on sale of vehicles                                                 (35,436)        29,885
                                                                              -----------    -----------
Total revenues                                                                  1,388,500        805,607
                                                                              -----------    -----------

Costs and expenses:
  Interest                                                                        430,865        360,272
  Amortization of initial direct costs                                             62,220         26,088
  Provision for bad debts                                                         101,306           --
  Salaries and wages                                                              123,665         54,544
  Other selling and administrative costs                                          212,431        178,408
                                                                              -----------    -----------
Total costs and expenses                                                          930,487        619,312
                                                                              -----------    -----------

Income before provision for income taxes                                          458,013        186,295

Provision for income taxes                                                        178,000         69,000
                                                                              -----------    -----------

Net income                                                                    $   280,013    $   117,295
                                                                              ===========    ===========


Earnings per share:

  Net income per share                                                             $0.04        $0.02
                                                                                   =====        =====

  Weighted average shares outstanding                                           7,586,979   (A) 6,980,562
                                                                                =========   =============

(A)  Proforma - See Note 1(h)



                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                                                                        Retained
                                                                         Additional     Earnings                        Total
                                                                          Paid-In     (Accumulated     Due from      Stockholder
                                                Shares       Amount       Capital       Deficit)     Related Party      Equity
                                              ----------   ----------   -----------   ------------   -------------   -----------

For the Three Months Ended March 31, 1999:

  Balance at December 31, 1998                       100   $  150,000   $      --     $    689,876   $        --     $   839,876

  Net income for the three months
    ended March 31, 1999                            --           --            --          117,295            --         117,295
                                              ----------   ----------   -----------   ------------   -------------   -----------

  Balance at March 31, 1999                          100   $  150,000   $      --     $    807,171   $        --     $   957,171
                                              ==========   ==========   ===========   ============   =============   ===========


For the Three Months Ended March 31, 2000:

  Balance at December 31, 1999                 7,532,709   $    7,533   $   163,637   $    973,947   ($    481,000)  $   664,117

  Sale of shares of common stock                 165,000          165       164,835           --              --         165,000

  Net income for the three months
    ended March 31, 2000                            --           --            --          280,013            --         280,013
                                              ----------   ----------   -----------   ------------   -------------   -----------

  Balance at March 31, 2000                    7,697,709   $    7,698   $   328,472   $  1,253,960   ($    481,000)  $ 1,109,130
                                              ==========   ==========   ===========   ============   =============   ===========



                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                                                                     For the Three
                                                                                      Months Ended
                                                                                        March 31,
                                                                              --------------------------
                                                                                 2000           1999
                                                                              -----------    -----------
                                                                            (Consolidated)

Cash flows from operating activities:

  Net income                                                                  $   280,013    $   117,295
                                                                              -----------    -----------
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                  67,842         30,088
    (Gain) loss on sale of vehicles                                               (29,885)        35,436
    Deferred income taxes                                                         171,000         68,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct finance leases                                  (1,262,856)    (6,420,556)
      Vehicles held for sale or re-lease                                         (373,858)        14,183
      Prepaid expenses                                                             13,375        (14,514)
      Other assets                                                                (28,898)          --
      Loans payable                                                             1,119,088        510,914
      Accounts payable and accrued expenses                                      (180,667)     5,539,466
      Proceeds f vehicles sold                                                    113,589        129,950
                                                                              -----------    -----------
  Total adjustments                                                              (391,270)      (107,033)
                                                                              -----------    -----------

Net cash provided by (used in) operating activities                              (111,257)        10,262
                                                                              -----------    -----------

Cash flows from investing activities:
  Due to related party                                                               --         (150,000)
                                                                              -----------    -----------

Cash flows from financing activities:
  Sale of capital stock                                                           165,000           --
  Loans payable - officer                                                           7,592           --
                                                                              -----------    -----------
Net cash provided by investing activities                                         172,592           --
                                                                              -----------    -----------

Net increase (decrease) in cash                                                    61,335       (139,738)

Cash at beginning of period                                                        33,106        237,957
                                                                              -----------    -----------

Cash at end of period                                                         $    94,441    $    98,219
                                                                              ===========    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period:

    Interest                                                                  $   430,865    $   360,272
                                                                              ===========    ===========

    Income taxes                                                              $     7,000    $      --
                                                                              ===========    ===========



                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - REVISED

                                 MARCH 31, 2000
                                   (UNAUDITED)



NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                 (a) Organization:

                            Royal Acceptance Corporation ("Royal") was
                 incorporated in the state of Delaware on June 23, 1994. On July 15, 1999, pursuant to a reorganization under section 368(a)(1)(B) of the Internal Revenue Code, Royal acquired all of the issued and outstanding capital stock of RIT Auto Leasing Group, Inc. ("RIT") in exchange for 5,650,000 shares of Royal's common stock. After the acquisition, the former RIT stockholder owned approximately 72% of Royal's outstanding common stock. The transaction is being accounted for as a reverse acquisition of Royal by RIT. The results of operations of Royal are included in the accompanying financial statements since the date of acquisition. Royal, prior to RIT acquisition, had been virtually inactive since 1995.

                            The following summarized unaudited proforma
                 information assumes the acquisition had occurred on January 1, 1998.

                                                        For the Three
                                                         Months Ended
                                                        March 31, 1999
                                                        --------------

                            Revenues                      $805,607
                                                          ========

                            Net income                    $ 54,933
                                                          ========

                            Earnings per share:
                               Basic and diluted            $0.01
                                                            =====

                 (b) Principles of Consolidation:

                            The accompanying balance sheet as of December 31,
                 1999 includes the accounts of Royal and its wholly owned subsidiary, RIT. The statement of income for the year ended December 31, 1999 includes the results of operations of RIT for the full year and Royal from July 15, 1999 (Date of acquisition) to December 31, 1999. The accompanying balance sheet as of March 31, 2000 and for the three months then ended include the accounts of Royal and RIT. All other periods presented include only the accounts of RIT.

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

                 (e) Per Share Data:

                            Net income per share was computed by the weighted
                 average number of shares outstanding during each period. The weighted average number of shares outstanding for the year ended December 31, 1999 and for the three months ended March 31, 1999 reflect the proforma acquisition of Royal at December 31, 1998.

NOTE 2 - RESTATEMENT.

                              The accompanying financial statements included in
                 the March 31, 2000, Form 10-QSB have been restated to give effect o certain comments by the Securities and Exchange Commission regarding the Company's filing of Amendment 2 to Form 10-SB as follows:

                                                                      As at                                  As at
                                                                 March 31, 2000                        December 31, 1999
                                                         -------------------------------         -------------------------------
                                                                                 As                                      As
                                                             As              Originally              As              Originally
                                                          Restated              Filed             Restated              Filed
                                                         -----------         -----------         -----------         -----------
Balance sheet:

  Cash                                           (1)          94,441              74,441
                                                         ===========         ===========

  Inventory - classified as current asset                $      --           $ 1,674,701         $      --           $ 1,300,843
  Assets held for sale or release -
    classified as a non-current asset                      1,674,701                --             1,300,843                --
                                                         -----------         -----------         -----------         -----------
                                                 (2)     $ 1,674,701         $ 1,674,701   (2)   $ 1,300,843         $ 1,300,843
                                                         ===========         ===========         ===========         ===========

  Due from related party -
    stated as a non-current asset                        $      --           $   579,696         $      --           $   481,000
  Other assets                                               107,471               8,775              78,573              78,573
  Due from related party - stated as
    a reduction of stockholders' equity                      481,000                --               481,000                --
                                                         -----------         -----------         -----------         -----------
                                                 (2)     $   588,471         $   588,471   (2)   $   559,573         $   559,573
                                                         ===========         ===========         ===========         ===========

  Common stock                                           $     7,698         $     7,713         $     7,533         $     7,533
  Additional paid-in capital                                 328,472           1,367,513             163,637           1,222,693
  Retained earnings (deficit)                              1,253,960             194,906             973,947             (85,109)
  Due from related party                                    (481,000)               --              (481,000)               --
                                                         -----------         -----------         -----------         -----------
                                                 (1)     $ 1,109,130         $ 1,570,132   (3)   $   664,117         $ 1,145,117
                                                         ===========         ===========         ===========         ===========

  Accounts payable and accrued expenses                                                          $   512,091         $   517,091
  Deferred income taxes                                                                              706,000             701,000
                                                                                                 -----------         -----------
                                                                                           (1)   $ 1,218,091         $ 1,218,091
                                                                                                 ===========         ===========

Redeposit of stockholder's payment for 20,000 shares at $1.00 per share. Reclassification.
Royal acquisition from a pooling of interests to a reverse purchase change in accounting treatment.

                                                                    For the                                  For the
                                                                 Quarter Ended                            Quarter Ended
                                                                 March 31, 2000                           March 31, 1999
                                                         -------------------------------         -------------------------------
                                                                                 As                                      As
                                                             As              Originally              As              Originally
                                                          Restated              Filed             Restated              Filed
                                                         -----------         -----------         -----------         -----------
Statement of operations:
  Interest                                               $   430,865         $   430,865         $   360,272         $   360,272
  Amortization of direct costs                                62,220              67,842              26,088              30,088
  Provision for bad debts                                    101,306               --                  --                  --
  Salaries and wages                                         123,665               --                 54,544               --
  Other selling and administration costs                     212,431             431,780             178,408             324,314
                                                         -----------         -----------         -----------         -----------
  Total other expenses                                   $   930,487         $   930,487   (2)   $   619,312         $   714,674
                                                         ===========         ===========         ===========         ===========

  Income before provision for income taxes               $   458,013         $   458,013         $   186,295         $    90,933
  Provision for income taxes                                 178,000             178,000              69,000              36,000
                                                         -----------         -----------         -----------         -----------
  Net income                                             $   280,013         $   280,013   (2)   $   117,295         $    54,933
                                                         ===========         ===========         ===========         ===========

Earnings per share:
  Basic and diluted net income per share                    $0.04               $0.04               $0.02               $0.01
                                                            =====               =====               =====               =====

  Weighted average number

    of shares outstanding                          (1)     7,697,709           7,578,861   (3)     6,980,562           6,971,755
                                                         ===========         ===========         ===========         ===========


(1) Redeposit of stockholder's payment for 20,000 shares at $1.00 per share.
(2) Effect of change in accounting treatment of Royal acquisition from a pooling of interests to a reverse purchase.
(3) Recalculation.

                                                                       For the                                  For the
                                                                    Quarter Ended                            Quarter Ended
                                                                    March 31, 2000                           March 31, 1999
                                                            -------------------------------         -------------------------------
                                                                                    As                                      As
                                                                As              Originally              As              Originally
                                                             Restated              Filed             Restated              Filed
                                                            -----------         -----------         -----------         -----------

Statement of Cash Flows:
  Cash flows from operating activities:
    Net income                                              $   280,013         $   280,013   (3)   $   117,295         $    54,933
    Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
      Deferred income taxes                                     171,000             171,000   (3)        68,000              36,000
      Increase (decrease) in cash flows as
          a result of changes in assets and
          liability account balances:
        Net investment in direct finance leases     (2)     ( 1,262,856)         (1,087,049)  (2)   ( 6,420,556)         (6,336,678)
        Other assets                                (2)         (28,898)             69,798   (2)          --                  --
        Proceeds from vehicle sold                  (2)         113,589                --               129,950                --
        Other reconciling items                                 615,895             615,895           6,115,573           6,115,573
                                                            -----------         -----------         -----------         -----------
Net cash provided by (used in)
  operating activities                                         (111,257)             49,657              10,262            (130,172)
                                                            -----------         -----------         -----------         -----------

Cash flows from investing activities:

  Purchase of furniture and equipment                              --               (62,218)               --               (25,591)
  Due from related party                                           --               (98,696)           (150,000)           (150,000)
                                                            -----------         -----------         -----------         -----------
                                                                   --              (160,914)  (2)      (150,000)           (175,591)
                                                            -----------         -----------         -----------         -----------

Cash flows from financing activities:

  Sale of common stock                              (1)         165,000             145,000                --               166,025
  Loans payable - officer                                         7,592               7,592                --                  --
                                                            -----------         -----------         -----------         -----------
                                                                172,592             152,592   (3)          --               166,025
                                                            -----------         -----------         -----------         -----------

Net increase (decrease) in cash                                  61,335              41,335            (139,738)           (139,738)

Cash at beginning of period                                      33,106              33,106             237,957             237,957
                                                            -----------         -----------         -----------         -----------

Cash at end of period                                (1)    $    94,441         $    74,441         $    98,219         $    98,219
                                                            ===========         ===========         ===========         ===========


(1) Redeposit of stockholder's payment for 20,000 shares at $1.00 per share.
(2) Accounting adjustments.
(3) Effect of change in accounting treatment of Royal acquisition from a pooling of interests to a reverse puchase.

                                               Shares of Common Stock      Amount of Common Stock     Additional Paid-In Capital
                                             --------------------------   -------------------------   --------------------------
                                                                 As                          As                         As
                                                 As          Originally      As          Originally      As          Originally
                                              Restated         Filed      Restated          Filed     Restated         Filed
                                             ----------      ----------   ---------      ----------   ---------      ----------

Statement of stockholders' equity:
  For the three months ended
      March 31, 1999:
    Balance at December 31, 1998             $      100      $6,817,409   $ 150,000      $    6,817   $    --        $1,037,833
    Issuances of common stock for cash             --           664,100        --               664        --           165,361
    Net income for the three months
      ended March 31, 1999                         --              --          --              --          --              --
                                             ----------      ----------   ---------      ----------   ---------      ----------

    Balance at March 31, 1999                $      100      $7,481,509   $ 150,000      $    7,481   $    --        $1,203,194
                                             ==========      ==========   =========      ==========   =========      ==========

                                                  Retained Earnings        Due from Related Party     Total Stockholders' Equity
                                             --------------------------   -------------------------   --------------------------
                                                                 As                          As                         As
                                                 As          Originally      As          Originally      As          Originally
                                              Restated         Filed      Restated          Filed     Restated         Filed
                                             ----------      ----------   ---------      ----------   ---------      ----------

Statement of stockholders' equity:
  For the three months ended
      March 31, 1999 (Condinued):

    Balance at December 31, 1998             $  689,876      ($ 229,008)  $    --        $     --     $ 839,876      $  815,642
    Issuances of common stock for cash             --              --          --              --          --           166,025
    Net income for the three months
      ended March 31, 1999                      117,295          54,933        --              --       117,295          54,933
                                             ----------      ----------   ---------      ----------   ---------      ----------

    Balance at March 31, 1999                $  807,171      ($ 174,075)  $    --        $     --     $ 957,171      $1,036,600
                                             ==========      ==========   =========      ==========   =========      ==========


The restatements above were due to the effects of changing the accounting treatment of the Royal acquisition from a pooling of interests to a reverse purchase.

                                               Shares of Common Stock      Amount of Common Stock     Additional Paid-In Capital
                                             --------------------------   -------------------------   --------------------------
                                                                 As                          As                         As
                                                 As          Originally      As          Originally      As          Originally
                                              Restated         Filed      Restated          Filed     Restated         Filed
                                             ----------      ----------   ---------      ----------   ---------      ----------

Statement of stockholders' equity:
  For the three months ended
      March 31, 2000:                        $7,532,709      $7,532,709   $   7,533      $    7,713   $ 163,637      $1,367,513
    Balance at December 31, 1999                165,000         180,000         165             180     164,835         144,820
    Issuances of common stock for cash
    Net income for the three months
      ended March 31, 2000                         --              --          --              --          --              --
                                             ----------      ----------   ---------      ----------   ---------      ----------

    Balance at March 31, 2000                $7,697,709      $7,712,709   $   7,698      $    7,893   $ 328,472      $1,512,333
                                             ==========      ==========   =========      ==========   =========      ==========


                                                  Retained Earnings        Due from Related Party     Total Stockholders' Equity
                                             --------------------------   -------------------------   --------------------------
                                                                 As                          As                         As
                                                 As          Originally      As          Originally      As          Originally
                                              Restated         Filed      Restated          Filed     Restated         Filed
                                             ----------      ----------   ---------      ----------   ---------      ----------

Statement of stockholders' equity:
  For the three months ended
      March 31, 2000 (Continued):

    Balance at December 31, 1999             $  973,947       ($ 85,109) ($ 481,000)     $     --     $  664,117     $1,290,117
    Issuances of common stock for cash             --              --          --              --        145,000        145,000
    Net income for the three months
      ended March 31, 2000                      280,013         280,013        --              --        280,013        280,013
                                             ----------      ----------   ---------      ----------   ----------     ----------

    Balance at March 31, 2000                $1,253,960      $  194,904  ($ 481,000)     $     --     $1,089,130     $1,715,130
                                             ==========      ==========   =========      ==========   ==========     ==========

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

Results of Operations

Three months ended March 31, 2000 and 1999:

Revenues are summarized as follows:

                                            For the Three
                                            Months Ended
                                              March 31,
                                       -------------------------     Increase    % Increase
                                           2000          1999       (Decrease)   (Decrease)
                                       -----------   -----------   -----------   -----------
a) Amortization of unearned
    lease income                       $ 1,423,936   $   775,722   $   648,214         83.56%
b) Gain (loss) on sale of
    vehicles                               (35,436)       29,885       (65,321)      (218.57%)
                                       -----------   -----------   -----------   -----------

                                       $  1,388,500  $   805,607   $   582,893        72.36%
                                       ============  ===========   ===========   ==========

a) The total amount of unearned lease income on leases in force at the beginning of the periods and on leases entered into during the three months periods was $10,352,481 during the March 2000 quarter and $4,805,373 during the March 1999 quarter. Amortization of unearned lease income represented 14% of total unearned income during the March 2000 quarter and 16% during the March 1999 quarter. The dollar value increase of $648,214 (a 84% increase)) was a result of management's efforts to increase its dealer network, which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. Increase in customer referrals has also had an impact on the Company's revenues.

         Included in unearned income are initial payments received from leasees which during the March 2000 quarter aggregated $179,320 and $201,207 for the March 1999 quarter. Approximately 50% of which represents nonrefundable bank application fees and approximately 50% which represent the nonrefundable payment of the first months lease payment. It is the Company's policy to charge these amounts to operations when received since they are nonrefundable and there is no risk of forfeiture.

b) In the event that the purchase option is not exercised by the lessee or the vehicle is repossessed, the Company either releases or sells the vehicle. In the event of a sale, the variant between the selling price and the carrying amount of the leas is picked up in income. During the March 2000 quarter the Company collected $143,809 on the sale of vehicles and incurred a loss of $35,436 during March 1999 quarter the Company collected $129,950 on the sale of vehicles and realized a $35,436. The loss during the March 2000 quarter was the result of the mix of vehicles which came off lease. During the March 2000 quarter, the leases on many of the vehicles which were sold did not go to full term as many of the vehicles were repossessed making it very difficult to recoup the lease value. During the March 1999 quarter most of the vehicles which were sold went to full term and the Company was able to recoup the residual values and in many cases make a profit on the sale of the vehicle.


Interest expense:

Average yield of implicit on income earnings assets versus average cost of financing.

                                                                 For the Three
                                                                 Months Ended
                                                                    March 31,
                                                           ----------------------------     % Increase
                                                               2000            1999         (Decrease)
                                                           ------------    ------------     ----------
Average yield implicit on income earning assets:
  Amortization of unearned lease income                    $  1,423,936    $    775,722
  Average investment in leases                               27,675,000      17,200,000
                                                           ------------    ------------     ----------
  Rate of return on income earning assets                      20.57%         18.04%           2.53%
                                                               ======         ======
Average cost of financing:
  Interest expense                                         $    430,865    $    360,272
  Average loans payable balance                              20,752,000      15,626,000
                                                           ------------    ------------     ----------
                                                                8.30%          8.82%          (0.52%)
                                                                =====          =====          -------

Spread                                                         12.27%          9.22%           3.05%
                                                               ======          =====           =====

The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in it's leases and it's cost of funds (the "Spread"). As summarized above the Spread during the 2000 quarter was 12.27% as compared to 9.22% during the 1999 quarter. In order for the Company to increase its leasing business, its was necessary to accept less credit worthy leasees. In order for the Company to compensate for its increased risk, the interest rate implicit in its leases were increased. In addition, the Company leased more expensive cars during the 2000 quarter which generally carries higher implicit interest rate.

                                            For the Three
                                            Months Ended
                                              March 31,
                                       -------------------------     Increase    % Increase
                                           2000          1999       (Decrease)   (Decrease)
                                       -----------   -----------   -----------   -----------

Amortization of unearned
  lease income                         $ 1,423,936   $   775,722   $   648,214         83.56
Amortization of initial
  direct costs                              62,220        26,088        36,132        138.50
                                       -----------   -----------   -----------

Percentage                                4.37%          3.37%        1.00%
                                          =====          =====        =====


Initial direct costs consists primarily of commissions, auto repairs and report costs. Such costs are amortized over the life of the lease on a straight-line basis. As a percentage of revenue, such amortization increased by 1% from the March 2000 quarter as compared to the March 2000 quarter. Such increase was due to a large increase in leases entered into during the March 2000 quarter as compared to March 1999 quarter. Since initial direct costs are amortized on a straight-line basis over the life of the lease, such amortized costs do not vary equally with lease revenue recognition.

Selling, general and administration expenses as a percentage of total revenues:


                                            For the Three
                                            Months Ended
                                              March 31,
                                       -------------------------     Increase
                                           2000          1999       (Decrease)
                                       -----------   -----------   -----------

Total revenues                         $ 1,388,500   $   805,607   $   582,893
Selling, general and
  administrative expenses                  437,402       232,952       204,450
                                       -----------   -----------   -----------

                                          31.50%        28.92%        2.59%
                                          ======        ======        =====


Selling, general and administrative expenses increased from $232,952 during the March 1999 quarter to $437,402 during the March 2000 quarter (a 2.59% increase on total revenues). This increase was attributed to increases in bad debts and salaries and wages caused by the large increase in revenues.

Selling, general and administration expenses as a percentage of total revenues:
(Continued)

Such increases are summarized as follows:


                                            For the Three
                                            Months Ended
                                              March 31,
                                       -------------------------   % Increase
                                           2000          1999       (Decrease)
                                       -----------   -----------   -----------
a) Salaries and wages                  $   123,665   $    54,544   $    69,121
b) Provision for bad debts                 101,306          --         101,306
d) Other                                   212,431       178,408        34,023
                                       -----------   -----------   -----------

                                       $   437,402   $   232,952   $   204,450
                                       ===========   ===========   ===========


The expansion of leasing operations during the latter part of 1999 and during the March 2000 quarter necessitated the hiring of additional office personnel. Due to the increase in leasing operations a provision for bad debts was required during the March 2000 quarter whereas no provision was necessary during the March 1999 quarter.

Financial Condition

March 31, 2000 Compared to December 31, 1999

The Company's cash position at March 31, 2000 showed an increase of $61,335 from the $33,106 balance which existed on December 31, 1999.

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

Vehicles held for re-sale increased from $1,300,843 at December 31, 1999 to $1,674,701 at March 31, 2000. Such increases was due to the higher volume of automobiles coming off lease at March 31, 2000 compared with the year ended December 31, 1999.

Through March 31, 2000, the Company had loaned $481,000 to an entity owned by its President. Such amount is due on demand and bears interest at 9%. This loan is accounted for as a reduction of stockholders' equity because the President has collateralized the loan with his stock of the Company.

Accounts payable at March 31, 2000 was $336,424 compared with $512,091 at December 31, 1999, a decrease of $175,667.

At March 31, 2000, the Company is indebted to its President in the amount of $115,436. Such debt outstanding is at December 31, 1999 and was $107,894.

Stockholders' equity increased by $445,013 during the period from December 31, 1999 to March 31, 2000. Such increase was the result of the sale of 165,000 common shares for $165,000 and net income of $280,013.

Liquidity and Capital Resources:

During the March 2000 quarter the Company used $111,257 in its operation which resulted from (i) net income of $488,970 which is adjusted for noncash items of $208,957, (ii) proceeds from the sale of vehicles of $113,589 and (iii) a decrease in prepaid expenses of $13,375. Offsetting the aforementioned increases in cash flows was (i) a net decrease in the investment of direct finance leases and the loans thereon in the amount of $143,768, (ii) an increase in vehicles held for sale or re-lease of $373,858 and (iii) other items aggregating $209,565.

During the March 2000 quarter, the Company raised $165,000 through the sale of 165,000 shares of its common stock pursuant to Rule 504 offerings.

The Company's working capital at March 31, 2000 was $236,117, an increase of $710,933 over the negative working capital balance at December 31, 1999. When the March 31, 2000 working capital balance is adjusted for the current portion of unearned income of $1,768,995, the resulting working capital is $2,005,110.

Management's primary goal is to expand its leasing operations, increase and obtain better terms with respect to the financing of the vehicles it leases and to increase the profitability of its vehicle remarketing program. The strategy for continued growth is to (i) increase lease origination by (a) increased name recognition, (b) acquisition of similar companies or their assets, (c) the development, expansion and retention of existing clients, and (d) the expansion into new geographic markets,( ii) increase and improve the terms of its financing arrangements, (iii) further develop and increase the profitability of its used automobile remarketing operations and (iv) lease primarily to high quality credit applicants in order to continue to build a lease profolio with low delinquency and credit loss rates.

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

Date: December 20, 2000                   Royal Acceptance Corporation
                                                (Registrant)

                                          By: /s/ Richard Toporek
                                              --------------------------
                                              Richard Toporek,
                                              President