Form 10QSB/A
period 2000-03-31
ROYAL ACCEPTANCE CORP
filed 2001-03-19
CIK 1108226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-QSB-A

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

                                                                                                              Page No.
                                                                                                              --------
Part I  - Financial Information:

               Item 1.  Consolidated Financial Statements:

                        Consolidated Balance Sheets
                        As at March 31, 2000 and December 31, 1999 .................................         F-3 - F-4


                        Consolidated Statements of Operations
                        For the Three Months Ended
                        March 31, 2000 and 1999 ....................................................            F-5


                        Consolidated Statements of Stockholders' Equity
                        For the Three Months Ended
                        March 31, 2000 and 1999 ....................................................            F-6


                        Consolidated Statements of Cash Flows
                        For the Three Months Ended
                        March 31, 2000 and 1999 ....................................................            F-7


                        Notes to Consolidated Financial Statements .................................        F-8 - F-13


               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations ..............................        F-14 - F-19



Part II - Other Information:

                            Item 3 Through Item 9 - Not Applicable ..................................

                            Signatures ..............................................................

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

               CONSOLIDATED BALANCE SHEETS - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                    A S S E T S
                                    -----------

                                                    March 31,     December 31,
                                                       2000            1999
                                                   -----------    ------------

Current assets:
  Cash                                             $    94,441    $     33,106
  Net investment in direct financing leases          7,290,884       7,759,531
  Prepaid expenses                                      25,400          13,375
                                                   -----------    ------------
        Total current assets                         7,410,725       7,806,012

Vehicles held for sale or re-lease                   1,674,701       1,300,843

Net investment in direct financing leases           20,907,417      19,349,913

Furniture and equipment - net of
  depreciation and amortization                        106,831         112,453

Due from related parties                                73,296          68,296

Deferred charges                                        32,810          49,999

Other assets                                             8,773          10,277
                                                   -----------    ------------
                                                   $30,214,553    $ 28,697,793
                                                   ===========    ============


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                                   (Unaudited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,     December 31,
                                                       2000            1999
                                                   -----------    ------------

Current liabilities:
  Current maturities of loans payable              $ 6,677,848    $  7,613,318
  Accounts payable and accrued expenses                337,057         512,324
  Loans payable - officer/stockholder                  115,486         107,894
                                                   -----------    ------------
        Total current liabilities                    7,130,391       8,233,536

Loans payable - net of current liabilities          21,051,405      18,996,847

Deferred income taxes                                  872,000         706,000
                                                   -----------    ------------

        Total liabilities                           29,053,796      27,936,383
                                                   -----------    ------------

Stockholders' equity:
  Common stock, no par value
    Authorized 35,000,000 shares
    Issued and outstanding - 7,697,709 shares
      at March 31, 2000 and 7,532,709 shares
      at December 31, 1999                               7,698           7,533
  Additional paid-in capital                           417,770         252,935
  Retained earnings                                  1,216,289         981,942
                                                   -----------    ------------
                                                     1,641,757       1,242,410
  Less:  Due from related party                        481,000         481,000
                                                   -----------    ------------
        Total stockholders' equity                   1,160,757         761,410
                                                   -----------    ------------

                                                   $30,214,553     $28,697,793
                                                   ===========     ===========


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                   ---------------------------
                                                        2000            1999
                                                   -----------    ------------

Revenues:
  Amortization of unearned lease income             $1,423,936       $ 775,722
  Gain (loss) on sale of vehicles                     ( 35,436)         29,885
                                                   -----------    ------------
Total revenues                                       1,388,500         805,607
                                                   -----------    ------------

Costs and expenses:
  Interest                                             430,865         360,272
  Amortization of initial direct costs                  90,697          51,548
  Provision for bad debts                              101,306               -
  Salaries and wages                                   123,665          54,544
  Payroll taxes                                         11,998           7,729
  Rent and real estate taxes                            17,875          19,070
  Travel and entertainment                              21,802          27,316
  Professional fees                                     17,296           3,722
  Amortization of deferred charges                      17,189               -
  Other selling and administrative expenses            143,460         120,571
                                                   -----------    ------------
Total costs and expenses                               976,153         644,772
                                                   -----------    ------------

Income before provision for income taxes               412,347         160,835

Provision for income taxes                             178,000          69,000
                                                   -----------    ------------

Net income                                          $  234,347       $  91,835
                                                   ===========    ============


Earnings per share:

  Basic and diluted net income per share            $     0.03       $    0.01
                                                   ===========    ============

  Weighted average shares outstanding (A)            7,586,979       6,980,562
                                                   ===========    ============



(A) Pro forma - See Note 1(e).


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                                        Common Stock           Additional                                   Total
                                                  --------------------------     Paid-In     Retained     Due from     Stockholders'
                                                     Shares        Amount       Capital      Earnings   Related Party     Equity
                                                     ------        ------       -------      --------   -------------     ------

For the Three Months Ended March 31, 2000:

  Balance at January 1, 2000                        7,532,709     $ 7,533       $252,935     $ 981,942   ($481,000)      $ 761,410

  Issuance of shares of common stock for cash         165,000         165        164,835             -           -         165,000

  Net income for the three months
    ended March 31, 2000                                    -           -              -       234,347           -         234,347
                                                   ----------    --------      ---------    ----------   ----------     ----------
  Balance at March 31, 2000                         7,697,709     $ 7,698       $417,770    $1,216,289   ($481,000)     $1,160,757
                                                   ==========    ========      =========    ==========   ==========     ==========


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED - SEE NOTE 2
                                   (Unaudited)


                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2000          1999
                                                        ----------     --------
                                                      (Consolidated)

Cash flows from operating activities:

  Net income                                            $ 234,347      $ 91,835
                                                       -----------  -----------
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                          96,319        55,548
    Deferred income taxes                                 166,000        68,000
    Amortization of deferred changes                       17,189            -
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct finance leases          (1,179,554)  ( 6,385,120)
      Vehicles held for sale or re-lease               (  373,858)       14,183
      Prepaid expenses                                 (   12,025)  (    14,514)
      Other assets                                          1,504            -
      Loans payable                                     1,119,088       510,914
      Accounts payable and accrued expenses            (  175,267)    5,539,466
      Proceeds of vehicles sold                                 -       129,950
                                                       -----------  -----------
  Total adjustments                                    (  340,604)  (    81,573)
                                                       -----------  -----------

Net cash provided by (used in) operating activities    (  106,257)       10,262
                                                       -----------  -----------

Cash flows used in investing activities:

  Due from related parties                             (    5,000)  (   150,000)
                                                       -----------  -----------

Cash flows from financing activities:

  Sale of common stock                                    165,000             -
  Loans payable - officer/stockholder                       7,592             -
                                                       -----------  -----------
Net cash provided by investing activities                 172,592             -
                                                       -----------  -----------

Net increase (decrease) in cash                            61,335   (   139,738)

Cash at beginning of period                                33,106       237,957
                                                       -----------  -----------

Cash at end of period                                    $ 94,441      $ 98,219
                                                       ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                            $ 430,865     $ 360,272
                                                       ===========  ===========

    Income taxes                                          $ 7,000           $ -
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

           (a)      Organization:

                      Royal Acceptance Corporation ("Royal") was incorporated in the State of Delaware on November 15, 1996. On July 15, 1999, pursuant to a reorganization under section 368(a)(1)(B) of the Internal Revenue Code, Royal acquired from Alliance Holdings Limited Partnership ("Alliance") all of the issued and outstanding capital stock of RIT Auto Leasing Group, Inc. ("RIT") in exchange for 5,650,000 shares of Royal's common stock. After the acquisition, the former RIT stockholder, who is Alliance's general partner, and who became President, Secretary and Director of Royal owned approximately 72% of Royal's outstanding common stock. The transaction is being accounted for as a reverse acquisition of Royal by RIT. The results of operations of Royal are included in the accompanying financial statements since the date of acquisition. Royal, prior to the RIT acquisition, had been virtually inactive.

                      The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1, 1998.

                                           For the Three
                                            Months Ended
                                           March 31, 1999
                                           --------------

                      Revenues                 $805,607
                                               ========

                      Net income               $ 38,056
                                               ========

                      Earnings per share:
                        Basic and diluted       $0.01
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

                      The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10SB. Those unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10SB.

           (d)      Financial Statement Presentation:

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures accordingly, actual results could differ from those estimates.

           (e)      Per Share Data:

                      Net income per share was computed by the weighted average number of shares outstanding during each period. In order to make the share data more comparable, the weighted average number of shares outstanding for the year ended December 31, 1999 and for the three months ended March 31, 2000 reflect the acquisition of Royal as if it had occurred on December 31, 1998.

NOTE 2 - RESTATEMENT.

                      The accompanying financial statements included in the March 31, 2000, Form 10-QSB have been restated to give effect o certain comments by the Securities and Exchange Commission regarding the Company's filing of Amendment 2 to Form 10-SB as follows:


                                                                  As At March 31, 2000
                                                 --------------------------------------------------------------
                                                                             As                     Difference
                                                                         Originally                Restated Over
                                                  As Restated               Filed                (Under) Original
                                                  -----------            ----------              ----------------
                 A s s e t s
                 -----------
Current assets:
  Cash                                            $     94,441          $     94,441                       $      -
  Net investment in direct
    finance leases                                   7,290,884             7,271,434               (a)       19,450
  Prepaid expenses                                      25,400                     -               (b)       25,400
                                                  ------------          ------------                       --------
    Total current assets                             7,410,725             7,365,875                         44,850
                                                  ------------          ------------                       --------

Vehicles held for sale or re-leases                  1,674,701             1,674,701                              -
Net investment in direct
  finance leases                                    20,907,417            20,907,417                              -
Furniture and fixtures - net                           106,831               106,831                              -
Due from related parties                                73,296                    -                (b)       73,296
Deferred charges                                        32,810                    -                (e)       32,810
Other assets                                             8,773               107,469               (b)     ( 98,696)
                                                  ------------          ------------                       --------
                                                    22,803,828            22,796,418                          7,410
                                                  ------------          ------------                       --------

                                                  $ 30,214,553          $ 30,162,293                       $ 52,260
                                                  ============          ============                       ========
    Liabilities and Stockholders' Equity
Current liabilities:

  Current maturities of loans payable             $  6,677,848          $  6,677,848                       $      -
  Accounts payable and

    accrued expenses                                   337,057               336,424               (c)          633
  Loans payable - officer/
    stockholder                                        115,486               115,486                             -
                                                  ------------          ------------                       --------
    Total current liabilities                        7,130,391             7,129,758                            633

Loans payable - net of
  current maturities                                21,051,405            21,051,405                             -
Deferred income taxes                                  872,000               872,000                             -
                                                  ------------          ------------                       --------
    Total liabilities                               29,053,796            29,053,163                            633
                                                  ------------          ------------                       --------

Stockholders' equity:
  Common stock                                           7,698                 7,698                              -
  Additional paid-in capital                           417,770               328,472               (d)       89,298
  Retained earnings                                  1,216,289             1,253,960           (a,d,e)     ( 37,671)
  Less:  Due to related party                        ( 481,000)            ( 481,000)                             -
                                                  ------------          ------------                       --------
    Total stockholders' equity                       1,160,757             1,109,130                         51,627
                                                  ------------          ------------                       --------

                                                  $ 30,214,553           $30,162,293                        $52,260
                                                  ============          ============                       ========


                                                                  As At December 31, 2000
                                                 --------------------------------------------------------------
                                                                              As                    Difference
                                                                          Originally               Restated Over
                                                  As Restated                Filed               (Under) Original
                                                  -----------             ----------             ----------------
                 A s s e t s
                 -----------
Current assets:
  Cash                                            $     33,106          $     33,106                       $      -
  Net investment in direct
    finance leases                                   7,759,531             7,712,004               (a)       47,527
  Prepaid expenses                                      13,375                13,375                              -
                                                  ------------          ------------                       --------
    Total current assets                             7,806,012             7,758,485                         47,527
                                                  ------------          ------------                       --------

Vehicles held for sale or re-leases                  1,300,843             1,300,843                              -
Net investment in direct
  finance leases                                    19,349,913            19,349,913                              -
Furniture and fixtures - net                           112,453               112,453                              -
Due from related parties                                68,296                     -               (b)       68,296
Deferred charges                                        49,999                     -               (e)       49,999
Other assets                                            10,277                78,573               (b)     ( 68,296)
                                                  ------------          ------------                       --------
                                                    20,891,781            20,841,782                         49,999
                                                  ------------          ------------                       --------

                                                  $ 28,697,793          $ 28,600,267                       $ 97,526
                                                  ============          ============                       ========
    Liabilities and Stockholders' Equity
Current liabilities:

  Current maturities of loans payable             $  7,613,318           $ 7,613,318                       $      -
  Accounts payable and

    accrued expenses                                   512,324               517,091               (c)      ( 4,767)
  Loans payable - officer/
    stockholder                                        107,894               107,894                              -
                                                  ------------          ------------                       --------
    Total current liabilities                        8,233,536             8,238,303                        ( 4,767)

Loans payable - net of
  current maturities                                18,996,847            18,996,847                            -
Deferred income taxes                                  706,000               701,000             (a,e)        5,000
                                                  ------------          ------------                       --------
    Total liabilities                               27,936,383            27,936,150                            233
                                                  ------------          ------------                       --------

Stockholders' equity:
  Common stock                                           7,533                 7,533                           -
  Additional paid-in capital                           252,935             1,282,693               (d)  ( 1,029,758)
  Retained earnings                                    981,942             ( 145,109)          (a,d,e)    1,127,051
  Less:  Due to related party                        ( 481,000)            ( 481,000)                             -
                                                  ------------          ------------                       --------
    Total stockholders' equity                         761,410               664,117                         97,293
                                                  ------------          ------------                       --------

                                                  $ 28,697,793          $ 28,600,267                       $ 97,526
                                                  ============          ============                       ========


(a) Cumulative adjustment pursuant to change in accounting for amortization of initial direct costs from the cash method to the interest method.
(b) Reclassification from "Other assets".
(c) Miscellaneous adjustment.
(d) Change in accounting for the reverse acquisition of Royal by RIT from a pooling of interests to a purchase. (e) Cumulative effect of amortizating value of stock issud for services over a two (2) year period.

                Statements of Operations:


                                                           For the Three Months Ended March 31, 2000
                                                  --------------------------------------------------------------
                                                                             As                     Difference
                                                                         Originally                Restated Over
                                                  As Restated               Filed               (Under) Original
                                                  -----------            ----------              ----------------
Revenues:
  Amortization of unearned                        $  1,423,936          $  1,423,936                       $      -
    lease income
  Gain (loss) on sale of vehicles                     ( 35,436)             ( 35,436)                             -
                                                  ------------          ------------                       --------
Total revenues                                       1,388,500             1,388,500                              -
                                                  ------------          ------------                       --------

Costs and expenses:
  Interest                                             430,865               430,865                              -
  Amortization of initial direct costs                  90,697                62,220               (a)       28,477
  Provision for bad debts                              101,306               101,306                              -
  Salaries and wages                                   123,665               123,665                              -
  Payroll taxes                                         11,998                     -               (b)       11,988
  Rent and real estate taxes                            17,875                     -               (b)       17,875
  Travel and entertainment                              21,802                     -               (b)       21,802
  Professional fees                                     17,296                     -               (b)       17,296
  Amortization of deferred charges                      17,189                     -               (c)       17,189
  Other selling and
    administrative expenses                            143,460               212,431               (b)     ( 68,971)
                                                  ------------          ------------                       --------
                                                       976,153               930,487                         45,656
                                                  ------------          ------------                       --------

Income before provision
  for income taxes                                     412,347               458,013                       ( 45,656)

Provision for income taxes                             178,000               178,000                              -
                                                  ------------          ------------                       --------

Net income                                        $    234,347          $    280,013                       ($45,656)
                                                  ============          ============                       ========

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share                   $       0.03          $       0.04                         ($0.01)
                                                  ============          ============                       ========

Weighted average number
  of shares outstanding                              7,596,979             7,596,979                              -
                                                  ============          ============                       ========

                                                           For the Three Months Ended March 31, 1999
                                                  --------------------------------------------------------------
                                                                             As                     Difference
                                                                         Originally                Restated Over
                                                  As Restated               Filed                (Under) Original
                                                  -----------            ----------              ----------------
Revenues:
  Amortization of unearned                        $    775,722          $    775,722                       $      -
    lease income
  Gain (loss) on sale of vehicles                       29,885                29,885                              -
                                                  ------------          ------------                       --------
Total revenues                                         805,607               805,607                              -
                                                  ------------          ------------                       --------

Costs and expenses:
  Interest                                             360,272               360,272                              -
  Amortization of initial direct costs                  51,548                26,088                         25,460
  Provision for bad debts                                    -                     -                              -
  Salaries and wages                                    54,544                54,544                              -
  Payroll taxes                                          7,729                     -                          7,729
  Rent and real estate taxes                            19,070                     -                         19,070
  Travel and entertainment                              27,316                     -                         27,316
  Professional fees                                      3,722                     -                          3,722
  Amortization of deferred charges                           -                     -                             -
  Other selling and
    administrative expenses                            120,571               178,408                       ( 57,837)
                                                  ------------          ------------                       --------
                                                       644,772               619,312                         25,460
                                                  ------------          ------------                       --------

Income before provision
  for income taxes                                     160,835               186,295                       ( 25,460)

Provision for income taxes                              69,000                69,000                              -
                                                  ------------          ------------                       --------

Net income                                        $     91,835          $    117,295                       ($25,460)
                                                  ============          ============                       ========

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share                         ($0.01)               ($0.02)                      $      -
                                                  ============          ============                       ========

Weighted average number
  of shares outstanding                              6,980,562             6,980,562                              -
                                                  ============          ============                       ========


(a) Reduction of amortization of initial direct cost pursuant of change to interest method which decreased income by $28,477 and $25,460, respectively.
(b) Reclassification of other selling, general and administrative expenses which had no effect on net income in both periods.
(c) Adjustment pursuant to change in period of amortization of value of stock issued for services rendered decreased income by $17,189 in 2000.

                 Consolidated Statements of Changes in Stockholders' Equity:

                                                           For the Three Months Ended March 31, 2000
                                                  --------------------------------------------------------------
                                                                             As                     Difference
                                                                         Originally                Restated Over
                                                  As Restated               Filed                (Under) Original
                                                  -----------            ----------              ----------------
Common shares:
  Balance at beginning of period                     7,532,709             7,532,709                              -
  Sale of shares for cash                              165,000               165,000                              -
                                                  ------------          ------------                       --------
  Balance at end of period                           7,697,709             7,697,709                              -
                                                  ============          ============                       ========

Common stock amount:
  Balance at beginning of period                  $      7,533          $      7,533                       $      -
  Sale of shares for cash                                  165                   165                              -
                                                  ------------          ------------                       --------
  Balance at end of period                        $      7,698          $      7,698                       $      -
                                                  ============          ============                       ========

Additional paid-in capital:
  Balance at beginning of period                  $    252,935          $    163,637               (a)     $ 89,298
  Sale of shares for cash                              164,835               164,835                              -
                                                  ------------          ------------                       --------
  Balance at end of period                        $    417,770          $    328,472                       $ 89,298
                                                  ============          ============                       ========

Retained earnings:
  Balance at beginning of period                  $    981,942          $    973,947               (a)     $  7,995
  Net income                                           234,347               280,013               (b)     ( 45,666)
                                                  ------------          ------------                       --------
  Balance at end of period                        $  1,216,289          $  1,253,960                       ($37,671)
                                                  ============          ============                       ========

Due from related party:

  Balance at beginning of period                  ($   481,000)         ($   481,000)                      $      -
  Sale of shares for cash                                    -                     -                              -
                                                  ------------          ------------                       --------
  Balance at end of period                        ($   481,000)         ($   481,000)                      $      -
                                                  ============          ============                       ========

Total stockholders' equity:
  Balance at beginning of period                  $    761,410           $ 664,117                         $ 97,293
  Sale of shares for cash                              165,000             165,000                                -
  Net income (loss)                                    234,347             280,013                         ( 45,666)
                                                  ------------          ------------                       --------
  Balance at end of period                        $  1,160,757          $1,109,130                         $ 51,627
                                                  ============          ============                       ========


(a) Change in accounting for the reverse acquisition of Royal by RIT from a pooling of interests to a purchase.

(b) Reduction of amortization of initial direct cost pursuant to change to interest method and adjustment pursuant to change in period of amortization of value of stock issued for services rendered.

               Consolidated Statements of Cash Flows:


                                                              For the Three Months Ended March 31, 2000
                                                     --------------------------------------------------------------
                                                                                As                     Difference
                                                                            Originally                Restated Over
                                                     As Restated               Filed                (Under) Original
                                                     -----------            ----------              ----------------
Cash flows from operating activities:
Net income (loss)                                    $    234,347          $    280,013               (a)     ($45,656)
                                                     ------------          ------------                       --------
Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                            96,319                67,842               (b)       28,477
  Gain (loss) on sale of vehicles                               -              ( 29,885)              (e)       29,885
  Deferred income taxes                                   166,000               171,000               (c)      ( 5,000)
  Amortization of deferred charges                         17,189                     -               (d)       17,189
  Increase (decrease) in cash flows as
      a result of changes in asset and
      liability account balances:
    Net investment in direct finance leases             1,179,554)         (  1,262,856)              (e)       83,302
    Interest receivable from officer/stockholders'   (     12,025)               13,375               (f)     ( 25,400)
    Prepaid expenses                                            -                     -                              -
    Vehicles held for sale or re-lease               (   373, 858)         (    373,858)                             -
    Loans payable                                       1,119,088             1,119,088                              -
    Accounts payable and accrued expenses            (    175,267)         (    180,667)                         5,400
    Other assets                                            1,504          (     28,898)              (f)       30,402
    Proceeds from vehicles sold                                 -               113,589                              -
                                                     ------------          ------------                       --------
Total adjustments                                    (    340,604)         (    391,270)                       164,255
                                                     ------------          ------------                       --------
Net cash provided by (used in)
  in operating activities                            (    106,257)         (    111,257)                       118,599
                                                     ------------          ------------                       --------

Cash flows used in investing activities
  Due from related party                             (      5,000)                    -               (f)     (  5,000)
                                                     ------------          ------------                       --------

Cash flows from financing activities:
  Sale of common stock                                    165,000               165,000                              -
  Loans payable - officer/stockholder                       7,592                 7,592                              -
                                                     ------------          ------------                       --------
Net cash provided by (use in)
  financing activities                                    172,592               172,592                              -
                                                     ------------          ------------                       --------

Net increase (decrease) in cash                            61,335                61,335                        113,599
Cash at beginning of period                                33,106                33,106                              -
                                                     ------------          ------------                       --------

Cash at end of period                                $     94,441          $     94,441                       $113,599
                                                     ============          ============                       ========


                                                             For the Three Months Ended March 31, 1999
                                                    --------------------------------------------------------------
                                                                               As                     Difference
                                                                           Originally                Restated Over
                                                    As Restated               Filed                (Under) Original
                                                    -----------            ----------              ----------------
Cash flows from operating activities:
Net income (loss)                                   $     91,835          $    117,295               (b)    ($ 25,460)
                                                    ------------          ------------                       --------
Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                           55,548                30,088               (b)       25,460
  Gain (loss) on sale of vehicles                              -                35,436               (e)    (  35,436)
  Deferred income taxes                                   68,000                68,000                              -
  Amortization of deferred charges                             -                     -                              -
  Increase (decrease) in cash flows as
      a result of changes in asset and
      liability account balances:
    Net investment in direct finance leases         (  6,385,120)         (  6,420,556)              (e)       35,436
    Interest receivable from officer/stockholders'             -                     -                              -
    Prepaid expenses                                (     14,514)         (     14,514)                             -
    Vehicles held for sale or re-lease                    14,183                14,183                              -
    Loans payable                                      5,539,466             5,539,466                              -
    Accounts payable and accrued expenses                510,914               510,914                              -
    Other assets                                               -                     -                              -
    Proceeds from vehicles sold                          129,950               129,950                              -
                                                    ------------          ------------                       --------
Total adjustments                                   (     81,573)         (    107,033)                        25,460
                                                    ------------          ------------                       --------
Net cash provided by (used in)
  in operating activities                                 10,262                10,262                              -
                                                    ------------          ------------                       --------

Cash flows used in investing activities
  Due from related party                            (    150,000)         (    321,000)                             -
                                                    ------------          ------------                       --------

Cash flows from financing activities:
  Sale of common stock                                         -               106,025               (g)    ( 106,025)
  Loans payable - officer/stockholder                          -                     -
                                                    ------------          ------------                       --------
Net cash provided by (use in)
  financing activities                                         -               106,025               (g)    ( 106,025)
                                                    ------------          ------------                       --------

Net increase (decrease) in cash                     (    139,738)         (    204,713)                     ( 106,025)
Cash at beginning of period                              237,957               237,957                              -
                                                    ------------          ------------                       --------

Cash at end of period                               $     98,219          $     33,244                      ($106,025)
                                                    ============          ============                       ========

(a)  See restatement of statements of operations. (F-11)
(b) Reduction of amortization of initial direct cost pursuant to change to interest method.
(c) Adjustment for the provision for income tax which relates to currently payable portion.
(d) Adjustment pursuant to change in period of amortization of value for stock issued for services rendered.
(e) Cumulative effect of reduction in amortization of additional direct costs and reclassification of gain (loss) on sale of vehicles.
(f)  Reclassification of interest receivable due from officer.
(g) Change in accounting for reverse acquisition of Royal by RIT from a pooling of interests to a purchase.

ITEM 2.  MANAGEMENT'S AND DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company is in the business of leasing predominately new and pre-owned automobiles with terms generally ranging from twelve to sixty months. It markets its leasing services through its dealer network and advertising. The sources of its automobile for lease are generally automobile dealers in the Eastern region of the United States. The Company also leases and finances commercial industrial equipment such as computers, airplanes, boats and construction equipment. However, through March 31, 2000 commercial industrial equipment accounts for an insignificant portion of company leases.

Forward Look Statements and Certain Risk Factors:

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10SB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generally of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the lack of substantial profits, its dependence on key personnel, its ongoing need for additional financing and its dependence on the automobile industry. The Company is also subject to other risks detailed herein or which will be detailed from time to time in the Company's future filings with the Securities and Exchange Commission.

Results of Operations:

Three Months Ended March 31, 2000 and 1999:

Revenues are summarized as follows:

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                                                           %
                                                           Increase    Increase
                                     2000         1999    (Decrease)  (Decrease)
                                     -----        -----   ----------  ----------

(a)  Amortization of unearned
       lease income              $1,423,936    $ 775,722   $648,214       83.6
(b)  Gain (loss) on sale
       of vehicles               (   35,436)      29,885   ( 65,321)   ( 218.6)
                                 ----------    ---------   --------    -------

                                 $1,388,500    $ 805,607   $582,893       72.4
                                 ==========    =========   ========    =======

a) The total amount of unearned lease income on leases in force at the beginning of the periods and on leases entered during the three month periods was $10,352,481 during the March 2000 quarter and $4,805,373 during the March 1999 quarter. Amortization of unearned lease income represented 14% of total unearned income during the March 2000 quarter and 16% during the March 1999 quarter. The dollar value increase of $648,214 (a 84% increase) was a result of management's efforts to increase its dealer network, which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. Increase in customer referrals has also had an impact on the Company's revenues.

       Included in unearned income are initial payments received from leases which during the March 2000 quarter aggregated $179,320 and $201,207 for the March 1999 quarter. Approximately 50% of which represents nonrefundable payments of the first month lease payment. It is the Company's policy to charge these amounts to operations when received. Such recognition policy results in approximately the same revenues as would be recognized if the interest method were used.

b) In the event that the purchase option is not exercised by the lessee or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of a sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During the March 2000 quarter the Company incurred a loss of $35,436, during the March 1999 quarter the Company realized a $29,885 gain. The loss during the March 2000 quarter was the result of the mix of vehicles which came off leases. During the March 2000 quarter, the leases on many of the vehicles which were sold did not go to full term as many of the vehicles were repossessed. During the March 1999 quarter most of the vehicles which were sold went to full term and the Company was able to recoup the residual values and in many cases make a profit on the sale of the vehicles.

Interest expense:

Average yield of implicit on income earnings assets versus average cost of financing.

                                                    For the Three Months Ended March 31,
                                               --------------------------------------------
                                                                                     %
                                                                                 Increase
                                                   2000           1999          (Decrease)
                                                   -----          -----         ----------
Average yield implicit on income
     earning assets:

  Amortization of unearned lease income        $ 1,423,936     $   775,722
  Average investment in leases                 $27,654,000     $17,200,000
                                               -----------     -----------
  Rate of return on income earning assets         20.6%           18.0%              2.6
                                                  ====            ====

Average cost of financing:
  Interest expense                             $   430,865     $   360,272
  Average loans payable balance                $27,170,000     $15,626,000
                                               -----------     -----------
                                                   6.3%            - %              (2.9)
                                                   ===            ===               ----

Percentage spread                                 14.3%           9.2%               5.1
                                                  ====            ===               ====

The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in it's leases and it's cost of funds (the "Spread"). As summarized above the Spread during the 2000 quarter was 14.3% as compared to 8.8% during the 1999 quarter. In order for the Company to increase its leasing business, it was necessary to accept less credit worthy leases. In order for the Company to compensate for its increased risk, the interest rate implicit in its leases were increased. In addition, the Company leased more expensive care during the 2000 quarter which generally carries higher implicit interest rate.

                                                         For the Three Months Ended March 31,
                                               ---------------------------------------------------------
                                                                                                   %
                                                                                 Increase      Increase
                                                   2000           1999          (Decrease     (Decrease)
                                                   -----          -----         ---------     ----------
Amortization of unearned
  lease income                                 $1,423,936      $775,722         $648,214          83.6
Amortization of initial
  direct costs                                     90,697        57,548           33,149          57.6
                                               ----------      --------         --------          ----

Percentage                                         6.4%           7.4%            1.0%
                                                   ====           ====            ====

Initial Direct Costs:

Initial direct costs consists primarily of commissions, automobile repairs and repair costs. Such costs are amortized over the life of the lease using the interest method basis. As a percentage of revenue, such amortization decreased by .28% from the March 1999 quarter as compared to the March 2000 quarter

Selling, general and administrative expenses as a percentage of total revenues:

                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                                                 Increase
                                                   2000           1999          (Decrease)
                                                   -----          -----         ----------

Total revenues                                 $1,388,500      $805,607          $582,893
Selling, general and
  administrative expenses                         454,591       232,952           221,639
                                               ----------      --------          --------

Increase as percentage of revenues                32.7%          28.9%             3.8%
                                                  =====          =====             ====

Selling, general and administrative expenses increased from $232,952 during the March 1999 quarter to $454,591 during the March 2000 quarter (3.8% increase on total revenues). This increase was attributed to increases in bad debts and salaries and wages caused by the large increase in revenues.

Such increases are summarized as follows:

                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                                                    %
                                                                                 Increase
                                                   2000           1999          (Decrease)
                                                   -----          -----         ----------
Provision for bad debts                        $101,306        $      -          $101,306
Salaries and wages                              123,665          54,544            69,121
Payroll taxes                                    11,998           7,729             4,269
Rent and real estate taxes                       17,875          19,070           ( 1,195)
Travel and entertainment                         21,802          27,316           ( 5,514)
Professional fees                                17,296           3,722            13,574
Amortization of deferred charges                 17,189               -            17,189
Other selling, general and
  administrative expenses                       143,460         120,571            22,889
                                               --------        --------          --------
                                               $454,591        $232,952          $221,639
                                               ========        ========          ========

The expansion of leasing operations during the latter part of 1999 and during the March 2000 quarter necessitated the hiring of additional office personnel. Due to the increase in leasing operations a provision for bad debts was required during the March 2000 quarter whereas no provision was necessary, during the March 1999 quarter. All other expenses remained relatively constant.

Financial Condition:

The Company's cash position at March 31, 2000 showed an increase of $61,335 from the $33,106 balance which existed on December 31, 1999.

The net investment in direct financing leases represents the aggregate future lease payments due to the Company from its leases; such amount was $28,198,301 at March 31, 2000 and $27,109,444 at December 31, 1999. The Company feels that it has adequately reserved for any possible bad debts. The Company finances the purchase of its lease vehicles under several separate credit facilities. Such indebtedness aggregated to $27,729,253 and $26,610,165 at March 31, 2000 and December 31, 1999, respectively.

Vehicles held for sale or re-leases increased from $1,300,843 at December 31, 1999 to $1,674,701 at March 31, 2000. Such increase was due to the higher volume of automobiles coming off leases at March 31, 2000 compared with the year ended December 31, 1999.

Through March 31, 2000, the Company had loaned $481,000 to an entity owned by its President. Such amount is due on demand and bears interest at 9%. This loan is accounted for as a reduction of stockholders' equity because the President has collateralized the loan with his stock of the Company.

Accounts payable and accrued expenses at March 31, 2000 was $337,057 compared with $512,324 at December 31, 1999, a decrease of $175,267.

At March 31, 2000, the Company is indebted to its President in the amount of $115,436. Such debt outstanding at December 31, 1999 was $107,894.

Stockholders' equity increased by $339,347 during the period from December 31, 1999 to March 31, 2000. Such increase was the result of the sale of 165,000 common shares for $165,000 and net income of $234,347.

Liquidity and Capital Resources:

During the March 2000 quarter the Company used $106,257 in its operation which resulted from (i) net income of $549,291 which is adjusted for noncash items of $314,944, (ii) proceeds from the sale of vehicles of $113,589 and (iii) an increase in prepaid expenses of $12,025. Offsetting the aforementioned increases in cash flows was (i) a net decrease in the investment of direct finance vehicles held for sale or re-lease of $373,858 and (iii) other items aggregating $209,565.

During the March 2000 quarter, the Company raised $165,000 through the sale of 165,000 shares of its common stock pursuant to Rule 504 offerings.

The Company's working capital at March 31, 2000 was $280,334, an increase of $707,858 over the negative working capital balance at December 31, 1999. When the March 31, 2000 working capital balance is adjusted for the current portion of unearned income of $1,768,995, the resulting working capital is $4,054,441.

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

Date: March 16, 2001                         Royal Acceptance Corporation
                                                    (Registrant)


                                             By:  /s/ Richard Toporek
                                                  ------------------------------
                                                  Richard Toporek
                                                  President