Form 10QSB/A
period 2000-06-20
ROYAL ACCEPTANCE CORP
filed 2001-03-19
CIK 1108226

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

             7,697,709 shares, $.001 par value, as of June 30, 2000

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

                                 JUNE 30, 2000
                                  (Unaudited)


                                   I N D E X
                                   ---------


                                                                                 Page No.
                                                                                 --------
Part I  - Financial Information:

          Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets
                   As at June 30, 2000 and December 31, 1999 ............          F-3

                   Consolidated Statements of Operations
                   For the Six Months June 30, 2000 and 1999 ............          F-4

                   Consolidated Statements of Operations
                   For the Three Months Ended June 30, 2000
                   and 1999 (Unaudited) .................................          F-5

                   Consolidated Statements of Stockholders' Equity
                   For the Six Months Ended June 30, 2000 ...............          F-6

                   Consolidated Statements of Cash Flows
                   For the Six Months Ended June 30, 2000 and 1999 ......          F-7

                   Notes to Consolidated Financial Statements............       F-8 - F-14



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................      F-15 - F-21


Part II - Other Information:

                   Item 3 Through Item 9 - Not Applicable ...............

                   Signatures ...........................................


                  ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                  A S S E T S
                                  -----------


                                                                                June 30,    December 31,
                                                                                  2000          1999
                                                                              -----------   -----------
Current assets:
  Cash                                                                        $     7,056   $    33,106
  Net investment in direct financing leases                                     5,870,100     7,759,531
  Prepaid expenses                                                                 43,476        13,375
                                                                              -----------   -----------
        Total current assets                                                    5,920,632     7,806,012

Vehicles held for sale or re-lease                                              2,082,575     1,300,843

Net investment in direct financing leases                                      22,080,231    19,349,913

Furniture and equipment - net of depreciation
  and amortization                                                                 98,953       112,453

Due from related parties                                                           70,796        68,296
Deferred charges                                                                   23,436        49,999
Other assets                                                                        6,316        10,277
                                                                              -----------   -----------
                                                                              $30,282,939   $28,697,793
                                                                              ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of loans payable                                         $ 7,889,562   $ 7,613,318
  Accounts payable and accrued expenses                                           923,052       512,324
  Loan payable - officer/stockholder                                                 --         107,894
                                                                              -----------   -----------
        Total current liabilities                                               8,812,614     8,233,536

Loans payable - net of current maturities                                      19,686,136    18,996,847

Deferred income taxes                                                             793,111       706,000
                                                                              -----------   -----------
        Total liabilities                                                      29,291,861    27,936,383
                                                                              -----------   -----------

Stockholders' equity:
  Preferred stock, $.001 par value, authorized -
    1,000,000 shares, none issued and outstanding
  Common stock, $.001 par value, authorized - 25,000,000 shares, issued and outstanding - 7,697,709 shares at June 30, 2000 and 7,532,709
    shares at December 31 ,1999                                                     7,698         7,533
  Additional paid-in capital                                                      417,770       252,935
  Retained earnings                                                             1,089,110       981,942
                                                                              -----------   -----------
                                                                                1,514,578     1,242,410

  Less:  Due from related party                                                   523,500       481,000
                                                                              -----------   -----------
                                                                                  991,078       761,410
                                                                              -----------   -----------

                                                                              $30,282,939   $28,697,793
                                                                              ===========   ===========



                See notes to consolidated financial statements.

                  ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For the Six
                                                           Months Ended
                                                             June 30,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
Revenues:
  Amortization of unearned  lease income              $2,404,478   $1,412,991
  Gain on sale of vehicles, net                           92,888      228,856
                                                      ----------   ----------
Total revenues                                         2,497,366    1,641,847
                                                      ----------   ----------

Costs and expenses:
  Interest                                             1,306,483      740,249
  Amortization of initial direct costs                   181,424      103,096
  Provision for bad debts                                156,000      128,000
  Salaries and wages                                     238,721      133,812
  Payroll taxes                                           21,356       14,411
  Rent and real estate taxes                              76,125      107,069
  Travel and entertainment                                37,465       49,950
  Professional fees                                       42,677        5,622
  Amortization of deferred charges                        26,563         --
  Other selling and administrative expenses              211,273      174,465
                                                      ----------   ----------
Total costs and expenses                               2,298,087    1,456,674
                                                      ----------   ----------

Income before provision for income taxes                 199,279      185,173

Provision for income taxes                                92,111       92,000
                                                      ----------   ----------

Net income                                            $  107,168   $   93,173
                                                      ==========   ==========


Earnings per share:
  Basic and diluted net income per share              $     0.01   $     0.01
                                                      ==========   ==========

  Weighted average number of shares outstanding (A)    7,596,919    7,226,632
                                                      ==========   ==========


(A) Pro forma - See Note 1(e).


                See notes to consolidated financial statements.

                  ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           For the Three
                                                            Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Revenues:
  Amortization of unearned lease income              $   980,542    $   637,269
  Gain on sale of vehicles, net                          128,324        198,971
                                                     -----------    -----------
Total revenues                                         1,108,866        836,240
                                                     -----------    -----------

Costs and expenses:
  Interest                                               875,618        379,977
  Amortization of initial direct costs                    90,727         51,548
  Provision for bad debts                                 54,694        128,000
  Salaries and wages                                     115,056         79,268
  Payroll taxes                                            9,358          6,682
  Rent and real estate taxes                              58,250         87,999
  Travel and entertainment                                15,663         22,634
  Professional fees                                       25,381          1,900
  Amortization of deferred charges                         9,374           --
  Other selling and administrative expenses               67,813         53,894
                                                     -----------    -----------
Total costs and expenses                               1,321,934        811,902
                                                     -----------    -----------

Income (loss) before provision  for income taxes        (213,068)        24,338

Provision (credit) for income taxes                      (85,889)        23,000
                                                     -----------    -----------

Net income (loss)                                    ($  127,179)   $     1,338
                                                     ===========    ===========


Earnings (loss) per share:
  Basic and diluted net income (loss) per share      ($     0.02)  ($      --  )
                                                     ===========    ===========

  Weighted average number of shares outstanding (A)    7,698,709      7,481,509
                                                     ===========    ===========


(A) Pro forma - See Note 1(e).


                See notes to consolidated financial statements.

                  ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)


                                                         Common Shares        Additional                 Due from        Total
                                                     ----------------------    Paid-In      Retained      Related    Stockholders'
                                                      Shares       Amount      Capital      Earnings       Party        Equity
                                                     ---------   ----------   ----------   ----------   ----------   -------------
Balance at January 1, 2000                           7,532,709   $    7,533   $  252,935   $  981,942   ($ 481,000)   $  761,410

Increase in loan to related party                         --           --           --           --     (   42,500)   (   42,500)

Issuance of shares of common stock for cash            165,000          165      164,835         --           --         165,000

Net income for the six months ended June 30, 2000         --           --           --        107,168         --         107,168
                                                     ---------   ----------   ----------   ----------   ----------    ----------

Balance at June 30, 2000                             7,697,709   $    7,698   $  417,770   $1,089,110   ($ 523,500)   $  991,078
                                                     =========   ==========   ==========   ==========   ==========    ==========



                See notes to consolidated financial statements.

                  ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For the Six
                                                            Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2000          1999
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $   107,168    $    93,173
                                                     -----------    -----------
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                        194,924        126,043
    Deferred income taxes                                 87,111           --
    Amortization of deferred changes                      26,563         92,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct financing leases     (  1,022,311)  (  9,079,543)
      Vehicles held for sale or re-lease            (    781,732)          --
      Prepaid expenses                              (     30,101)  (     16,374)
      Long-term debt                                     965,533      8,447,228
      Accounts payable and accrued expenses              410,728        426,844
      Other assets                                         3,961           --
                                                     -----------    -----------
  Total adjustments                                 (    145,324)  (      3,802)
                                                     -----------    -----------

Net cash provided by (used in) operating activities (     38,156)        89,371
                                                     -----------    -----------

Cash flows used in investing activities:

  Due from related parties                          (     45,000)  (    321,000)
                                                     -----------    -----------

Cash flows from financing activities:

  Sale of common stock                                   165,000           --
  Loans payable stockholder                         (    107,894)          --
                                                     -----------    -----------
Net cash provided by financing activities                 57,106           --
                                                     -----------    -----------

Net decrease in cash                                (     26,050)  (    231,629)

Cash at beginning of period                               33,106        237,957
                                                     -----------    -----------

Cash at end of period                                $     7,056    $     6,328
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash payments during the period for:

    Interest                                         $ 1,306,483    $   740,249
                                                     ===========    ===========
    Income taxes                                     $     5,111    $      --
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

                                                For the Six       For the Three
                                                Months Ended      Months Ended
                                               June 30, 2000      June 30, 1999
                                               -------------      -------------

                      Revenues                   $1,641,847        $  836,240
                                                 ==========        ==========
                      Net income                 $   41,248        $    3,192
                                                 ==========        ==========

                      Earnings per share:
                        Basic and diluted        $     0.01        $     0.00
                                                 ==========        ==========

           (b)        Principles of Consolidation:

                      The accompanying balance sheet as of December 31, 1999 includes the accounts of Royal and its wholly owned subsidiary, RIT. The accompanying balance sheet as of June 30, 2000 and the related financial statements for the six months and three months then ended include the accounts of Royal and RIT. All other periods presented include only the accounts of RIT.

NOTE  1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

           (c)        Basis of Presentation:

                      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions for Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six months and three months ended June 30, 2000 and 1999. The results of operations for the six months and three months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

                      The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10SB. Those audited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10SB.

           (d)        Financial Statement Presentation:

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures accordingly, actual results could differ from those estimates.

           (e)        Per Share Data:

                      Net income per share was computed by the weighted average number of shares outstanding during each period. In order to make the per share data more comparable, the weighted average number of shares outstanding for the year ended December 31, 1999 and for the six and three months ended June 30, 1999 reflect the pro forma acquisition of Royal as if it had occurred on December 31, 1998.

NOTE  2 -  RESTATEMENT.

                      The accompanying financial statements included in the June 30, 2000 Form 10-QSB have been restated to give effect to certain comments by the Securities and Exchange Commission regarding the Company's filing of Amendment 2 to Form 10-SB as follows:


           Consolidated Balance Sheets                      As At June 30, 2000
           ---------------------------        ---------------------------------------------------
                                                                   As             Difference
                   A s s e t s                                 Originally        Restated Over
                   -----------                As Restated        Filed         (Under) Original
                                              ------------    ------------    -------------------
Current assets:
  Cash                                        $      7,056    $      7,056           $       --
  Net investment in direct finance leases        5,870,100       7,536,164    (a)   (   1,666,064)
  Prepaid expenses                                  43,476            --      (b)          43,476
                                              ------------    ------------           ------------
    Total current assets                         5,920,632       7,543,220          (   1,622,588)
                                              ------------    ------------           ------------

Vehicles held for sale or re-leases              2,082,575       2,082,575                   --
Net investment in direct finance leases         22,080,231      20,375,554    (a)       1,704,677
Furniture and fixtures - net                        98,953          98,953                   --
Due from related parties                            70,796         114,272    (b)   (      43,476)
Deferred charges                                    23,436            --      (c)          23,436
Other assets                                         6,316           6,025    (d)             291
                                              ------------    ------------           ------------
                                                24,362,307      22,677,379              1,684,928
                                              ------------    ------------           ------------

                                              $ 30,282,939    $ 30,220,599           $     62,340
                                              ============    ============           ============
       Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of loans payable         $  7,889,562    $  7,889,562           $       --
  Accounts payable and accrued expenses            923,052         927,819    (d)   (       4,767)
  Loans payable - officer/stockholder                 --              --                     --
                                              ------------    ------------           ------------
    Total current liabilities                    8,812,614       8,817,381          (       4,767)

Loans payable - net of current maturities       19,686,136      19,686,136                   --
Deferred income taxes                              793,111         788,000    (e)           5,111
                                              ------------    ------------           ------------
    Total liabilities                           29,291,861      29,291,517                    344
                                              ------------    ------------           ------------

Stockholders' equity:
  Common stock                                       7,698           7,733    (f)   (          35)
  Additional paid-in capital                       417,770       1,447,313    (g)   (   1,029,543)
  Retained earnings (deficit)                    1,089,110   (       2,464)   (g)       1,091,574
  Less:  Due to related party                (     523,500)  (     523,500)                  --
                                              ------------    ------------           ------------
    Total stockholders' equity                     991,078         929,082                 61,996
                                              ------------    ------------           ------------

                                              $ 30,282,939    $ 30,220,599           $     62,340
                                              ============    ============           ============


           Consolidated Balance Sheets                   As At December 31, 1999
           ---------------------------        ---------------------------------------------------
                                                                   As             Difference
                   A s s e t s                                 Originally        Restated Over
                   -----------                As Restated         Filed        (Under) Original
                                              ------------    ------------    -------------------
Current assets:
  Cash                                        $     33,106    $     33,106           $       --
  Net investment in direct finance leases        7,759,531       7,712,004    (a)          47,527
  Prepaid expenses                                  13,375          13,375                   --
                                              ------------    -----------            ------------
    Total current assets                         7,806,012       7,758,485                 47,527
                                              ------------    -----------            ------------

Vehicles held for sale or re-leases              1,300,843       1,300,843                   --
Net investment in direct finance leases         19,349,913      19,349,913                   --
Furniture and fixtures - net                       112,453         112,453                   --
Due from related parties                            68,296            --      (b)          68,296
Deferred charges                                    49,999            --      (c)          49,999
Other assets                                        10,277          78,573    (b)   (      68,296)
                                              ------------    -----------            ------------
                                                20,891,781      20,841,782                 49,999
                                              ------------    -----------            ------------

                                              $ 28,697,793     $28,600,267           $     97,526
                                              ============     ===========           ============
       Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of loans payable         $  7,613,318     $ 7,613,318           $       --
  Accounts payable and accrued expenses            512,324         517,091    (d)   (       4,767)
  Loans payable - officer/stockholder              107,894         107,894                   --
                                              ------------    -----------            ------------
    Total current liabilities                    8,233,536       8,238,303          (       4,767)

Loans payable - net of current maturities       18,996,847      18,996,847                   --
Deferred income taxes                              706,000         701,000    (e)           5,000
                                              ------------    -----------            ------------
    Total liabilities                           27,936,383      27,936,150                    233
                                              ------------    -----------            ------------

Stockholders' equity:
  Common stock                                       7,533           7,533                   --
  Additional paid-in capital                       252,935       1,282,693    (g)   (   1,029,758)
  Retained earnings (deficit)                      981,942   (     145,109)   (g)       1,127,051
  Less:  Due to related party                (     481,000)  (    481,000)                   --
                                              ------------    -----------            ------------
    Total stockholders' equity                     761,410        664,117                  97,293
                                              ------------    -----------            ------------

                                              $ 28,697,793    $28,600,267            $     97,526
                                              ============    ===========            ============


(a) Reclassification of $1,704,677 to non current assets for the six months ended June 30, 2000 and reduction of initial costs in the amount of $38,613 and $47,527 for the six months ended June 30, 2000 and 1999, respectively.

(b)        Reclassification from "Due from related parties".

(c) Adjustment pursuant to change in accounting for amortization of initial direct costs from the cash method to the interest method.

(d)        Miscellaneous adjustment.

(e)        Increase in deferred taxes pursuant to increase in income.

(f)        Reduction in amount of shares sold during the six months ended June
           30, 2000.

(g) Effect of adjustments in (a) and (b) and (c) above which aggregated $61,996 and $97,526 during the six months ended June 30, 2000 and 1999, respectively, and change to the purchase in accounting for the reverse acquisition of Royal by RIT.

           Consolidated Statements of Operations:


                                             For the Six Months Ended June 30, 2000
                                         ----------------------------------------------
                                                           As            Difference
                                                       Originally      Restated Over
                                         As Restated      Filed       (Under) Original
                                         -----------   -----------   ------------------
Revenues:
  Amortization of unearned
    lease income                         $ 2,404,478   $ 2,404,478          $      --
  Gain on sale of vehicles                    92,888        92,888                 --
                                         -----------   -----------          -----------
Total revenues                             2,497,366     2,497,366                 --
                                         -----------   -----------          -----------

Costs and expenses:
  Interest                                 1,306,483     1,306,483                 --
  Amortization of initial direct costs       181,424       172,510   (a)          8,914
  Provision for bad debts                    156,000       156,000                 --
  Salaries and wages                         238,721       238,721                 --
  Payroll taxes                               21,356          --     (b)         21,356
  Rent and real estate taxes                  76,125          --     (b)         76,125
  Travel and entertainment                    37,465          --     (b)         37,465
  Professional fees                           42,677          --     (b)         42,677
  Amortization of deferred charges            26,563          --     (c)         26,563
  Other selling and
    administrative expenses                  211,273       388,896   (b)   (    177,623)
                                         -----------   -----------          -----------
                                           2,298,087     2,262,610               35,477
                                         -----------   -----------          -----------

Income (loss) before provision
  for income taxes                           199,279       234,756         (     35,477)

Provision (credit) for income taxes           92,111        92,111                 --
                                         -----------   -----------          -----------

Net income (loss)                        $   107,168   $   142,645         ($    35,477)
                                         ===========   ===========          ===========

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share          $      0.01   $      0.02          $      --
                                         ===========   ===========          ===========

Weighted average number
  of shares outstanding                    7,596,919     7,596,919                 --
                                         ===========   ===========          ===========


                                            For the Three Months Ended June 30, 2000
                                         ----------------------------------------------
                                                            As            Difference
                                                        Originally      Restated Over
                                         As Restated       Filed       (Under) Original
                                         -----------    -----------    ----------------
Revenues:
  Amortization of unearned
    lease income                         $   980,542    $   980,542           $    --
  Gain on sale of vehicles                   128,324        128,324                --
                                         -----------    -----------           ---------
Total revenues                             1,108,866      1,108,866                --
                                         -----------    -----------           ---------

Costs and expenses:
  Interest                                   875,618        875,618                --
  Amortization of initial direct costs        90,727        110,290    (a)   (   19,563)
  Provision for bad debts                     54,694         54,694                --
  Salaries and wages                         115,056        115,056                --
  Payroll taxes                                9,358           --      (b)        9,358
  Rent and real estate taxes                  58,250           --      (b)       58,250
  Travel and entertainment                    15,663           --      (b)       15,663
  Professional fees                           25,381           --      (b)       25,381
  Amortization of deferred charges             9,374           --      (c)        9,374
  Other selling and
    administrative expenses                   67,813        176,465    (b)   (  108,652)
                                         -----------    -----------           ---------
                                           1,321,934      1,332,123          (   10,189)
                                         -----------    -----------           ---------

Income (loss) before provision
  for income taxes                      (    213,068)  (    223,257)             10,189

Provision (credit) for income taxes     (     85,889)  (     85,889)               --
                                         -----------    -----------           ---------

Net income (loss)                       ($   127,179)  ($   137,368)          $  10,189
                                         ===========    ===========           =========

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share         ($      0.02)  ($      0.02)          $    --
                                         ===========    ===========           =========

Weighted average number
  of shares outstanding                    7,733,709      7,733,709                --
                                         ===========    ===========           =========


(a) Reduction of amortization of initial direct cost pursuant to change to interest method.

(b) Reclassification of other selling, general and administrative expenses which had no effect on income.

(c) Adjustment pursuant to change in period of amortization of value of stock issued for services rendered.


                                             For the Six Months Ended June 30, 1999
                                         ----------------------------------------------
                                                           As            Difference
                                                       Originally       Restated Over
                                         As Restated      Filed       (Under) Original
                                         -----------   -----------    -----------------
Revenues:
  Amortization of unearned               $ 1,412,991   $ 1,412,991           $     --
    lease income
  Gain on sale of vehicles                   228,856       228,856                 --
                                         -----------   -----------           ----------
Total revenues                             1,641,847     1,641,847                 --
                                         -----------   -----------           ----------

Costs and expenses:
  Interest                                   740,249       740,249                 --
  Amortization of initial direct costs       103,096        52,000    (a)        51,096
  Provision for bad debts                    128,000       128,000                 --
  Salaries and wages                         133,812       133,812                 --
  Payroll taxes                               14,411          --      (b)        14,411
  Rent and real estate taxes                 107,069          --      (b)       107,069
  Travel and entertainment                    49,950          --      (b)        49,950
  Professional fees                            5,622          --      (b)         5,622
  Amortization of deferred charges              --            --                   --
  Other selling and
    administrative expenses                  174,465       446,879    (b)   (   272,414)
                                         -----------   -----------           ----------
                                           1,456,674     1,500,940          (    44,266)
                                         -----------   -----------           ----------

Income before provision
  for income taxes                           185,173       140,907               44,266

Provision for income taxes                    92,000        54,000    (c)        38,000
                                         -----------   -----------           ----------

Net income                               $    93,173   $    86,907          $     6,266
                                         ===========   ===========           ==========

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share          $      0.01   $      0.01          $      --
                                         ===========   ===========           ==========

Weighted average number
  of shares outstanding                    7,226,632     7,226,632                 --
                                         ===========   ===========           ==========


                                            For the Three Months Ended June 30, 1999
                                         ----------------------------------------------
                                                            As            Difference
                                                        Originally       Restated Over
                                         As Restated       Filed       (Under) Original
                                         -----------    -----------    ----------------
Revenues:
  Amortization of unearned               $   637,269    $   637,269           $    --
    lease income
  Gain on sale of vehicles                   198,971        198,971                --
                                         -----------    -----------           ---------
Total revenues                               836,240        836,240                --
                                         -----------    -----------           ---------

Costs and expenses:
  Interest                                   379,977        379,977                --
  Amortization of initial direct costs        51,548         25,912    (a)       25,636
  Provision for bad debts                    128,000        128,000                --
  Salaries and wages                          79,268         79,268                --
  Payroll taxes                                6,682           --      (b)        6,682
  Rent and real estate taxes                  87,999           --      (b)       87,999
  Travel and entertainment                    22,634           --      (b)       22,634
  Professional fees                            1,900           --      (b)        1,900
  Amortization of deferred charges              --             --      (b)         --
  Other selling and
    administrative expenses                   53,894        173,109    (b)   (  119,215)
                                         -----------    -----------           ---------
                                             811,902        786,266              25,636
                                         -----------    -----------           ---------

Income before provision
  for income taxes                            24,338         49,974          (   25,636)

Provision for income taxes                    23,000         18,000    (c)        5,000
                                         -----------    -----------           ---------

Net income                               $     1,338    $    31,974          ($  30,636)
                                         ===========    ===========           =========

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share          $      --      $      --             $     --
                                         ===========    ===========           =========

Weighted average number
  of shares outstanding                    7,481,509      7,481,509                 --
                                         ===========    ===========           =========


(a) Reduction of amortization of initial direct costs pursuant to change to interest method.

(b) Reclassification of other selling, general and administrative expenses and change in the purchase method in accounting for the reverse acquisition of Royal by RIT.

(c) Adjustment pursuant to change in period of amortization of value of stock issued for services rendered.

(d)        Change in provision for income taxes.

           Consolidated Statement of Changes in Stockholders' Equity:


                                         For the Six Months Ended June 30, 2000
                                   --------------------------------------------------
                                                      As              Differences
                                                  Originally         Restated Over
                                   As Restated       Filed         (Under) Original
                                   -----------    -----------    --------------------
Common shares:
  Balance at beginning of period     7,532,709      7,532,709                  --
  Sale of shares for cash              165,000        200,000    (a)   (     35,000)
                                   -----------    -----------          ------------
  Balance at end of period           7,697,709      7,732,709          (     35,000)
                                   ===========    ===========          ============

Common stock amount:
  Balance at beginning of period   $     7,533    $     7,533           $      --
  Sale of shares for cash                  165            200    (a)   (         35)
                                   -----------    -----------          ------------
  Balance at end of period         $     7,698    $     7,733          ($        35)
                                   ===========    ===========          ============

Additional paid-in capital:
  Balance at beginning of period   $   252,935    $ 1,282,693    (b)   ($ 1,029,758)
  Sale of shares for cash              164,835        164,620    (a)            215
                                   -----------    -----------          ------------
  Balance at end of period         $   417,770    $ 1,447,313          ($ 1,029,543)
                                   ===========    ===========          ============

Retained earnings:
  Balance at beginning of period   $   981,942   ($   145,109)   (b)    $ 1,127,051
  Net income                           107,168        142,645    (c)   (     35,477)
                                   -----------    -----------          ------------
  Balance at end of period         $ 1,089,110   ($     2,464)          $ 1,091,574
                                   ===========    ===========          ============

Due from related party:

  Balance at beginning of period  ($   481,000)  ($   481,000)          $      --
  Sale of shares for cash         (     42,500)  (     42,500)                 --
                                   -----------    -----------          ------------
  Balance at end of period        ($   523,500)  ($   523,500)          $      --
                                   ===========    ===========          ============

Total stockholders' equity:
  Balance at beginning of period   $   761,410    $   664,117           $    97,293
  Sale of shares for cash              165,000        164,820                   180
  Net income (loss)                    107,168        142,645          (     35,477)
  Additional loans                (     42,500)  (     42,500)                 --
                                   -----------    -----------          ------------
  Balance at end of period         $   991,078    $   929,082           $    61,996
                                   ===========    ===========          ============


(a)        Reduction in amount of shares sold during the six months ended
           June 30, 2000.

(b) Change in accounting for the reverse acquisition of Royal by RIT from a pooling of interests to a purchase.

(c) Reduction of amortization of initial direct cost pursuant to change to interest method and adjustment pursuant to change in period of amortization of value of stock issued for services rendered.

           Consolidated Statements of Cash Flows:


                                                              For the Six Months Ended June 30, 2000
                                                         ------------------------------------------------
                                                                            As             Difference
                                                                        Originally       Restated Over
                                                         As Restated       Filed        (Under) Original
                                                         -----------    -----------    ------------------
Cash Flows from operating activities:
Net income                                               $   107,168    $   142,645    (a)   ($   35,477)
                                                         -----------    -----------           ----------
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                              194,924        186,010    (b)         8,914
  Gain on sale of vehicles                                      --     (     92,888)   (e)        92,888
  Deferred income taxes                                       87,111         87,000    (c)           111
  Amortization of deferred charges                            26,563           --      (d)        26,563
  Increase (decrease) in cash flows as
      a result of changes in asset and
      liability account balances:
    Net investment in direct finance leases             (  1,022,311)  (  1,022,311)                --
    Interest receivable from related party              (     30,101)        13,375    (e)   (    43,476)
    Prepaid expenses                                            --             --                   --
    Vehicles held for sale or re-lease                  (    781,732)  (    688,844)   (e)   (    92,888)
    Loans payable                                            965,533        965,533                 --
    Accounts payable and accrued expenses                    410,728        410,728                 --
    Other assets                                               3,961           --      (e)         3,961
                                                         -----------    -----------           ----------
Total adjustments                                       (    145,324)  (    141,397)         (     3,927)
                                                         -----------    -----------           ----------
Net cash provided by (used in)
  operating activities                                  (     38,156)         1,248          (    39,404)
                                                         -----------    -----------           ----------

Cash flows provided by (used in) investing activities:
  Due to related party                                  (     45,000)  (     84,224)   (e)        39,224
                                                         -----------    -----------           ----------

Cash flows from financing activities:
  Sale of common stock                                       165,000        164,820    (f)           180
  Loans payable - stockholder                           (    107,894)  (    107,894)                --
                                                         -----------    -----------           ----------
Net cash provided by (use in)
  operating activities                                        57,106         56,926                  180
                                                         -----------    -----------           ----------

Net decrease in cash                                    (     26,050)  (     26,050)                --
Cash at beginning of period                                   33,106         33,106                 --
                                                         -----------    -----------           ----------

Cash at end of period                                    $     7,056    $     7,056           $     --
                                                         ===========    ===========           ==========


                                                               For the Six Months Ended June 30, 1999
                                                         ----------------------------------------------------
                                                                            As               Difference
                                                                        Originally         Restated Over
                                                         As Restated       Filed          (Under) Original
                                                         -----------    -----------     ---------------------
Cash Flows from operating activities:
Net income                                               $    93,173    $    86,907       (a)    $     6,266
                                                         -----------    -----------              -----------
Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                              126,043         67,480     (b,g)         58,563
  Gain on sale of vehicles                              (    228,856)  (    228,856)                    --
  Deferred income taxes                                       92,000         54,000       (c)         38,000
  Amortization of deferred charges                              --             --                       --
  Increase (decrease) in cash flows as
      a result of changes in asset and
      liability account balances:
    Net investment in direct finance leases             (  8,850,687)  (  9,083,978)      (g)        233,291
    Interest receivable from related party                      --             --                       --
    Prepaid expenses                                            --     (     15,924)      (h)         15,924
    Vehicles held for sale or re-lease                  (     16,374)         8,997             (     25,371)
    Loans payable                                          8,447,228      8,738,543       (g)   (    291,315)
    Accounts payable and accrued expenses                    426,844        402,606       (h)         24,238
    Other assets                                                --             --                       --
                                                         -----------    -----------              -----------
Total adjustments                                       (      3,802)  (     57,132)                  53,330
                                                         -----------    -----------              -----------
Net cash provided by (used in)
  operating activities                                        89,371         29,775                   59,596
                                                         -----------    -----------              -----------

Cash flows provided by (used in) investing activities:
  Due to related party                                  (    321,000)  (    321,000)                    --
                                                         -----------    -----------              -----------

Cash flows from financing activities:
  Sale of common stock                                          --          106,025       (h)   (    106,025)
  Loans payable - stockholder                                   --             --                       --
                                                         -----------    -----------              -----------
Net cash provided by (use in)
  operating activities                                          --          106,025             (    106,025)
                                                         -----------    -----------              -----------

Net decrease in cash                                    (    231,629)  (    185,200)            (     46,429)
Cash at beginning of period                                  237,957        237,957                     --
                                                         -----------    -----------              -----------

Cash at end of period                                    $     6,328    $    52,757             ($    46,429)
                                                         ===========    ===========              ===========


(a)        See restatement of statement of operations.

(b) Reduction of amortization of initial direct cost pursuant to change to interest method.

(c)        Deferred taxes on adjustments to income.

(d) Adjustment pursuant to change in period of amortization of value for stock issued for services rendered.

(e)        Reclassification which had no effect on results of operations.

(f)        Change in amount received from sale of stock.

(g) Reclassification between net investment in direct leases and loans payable of $291,854 and reduction in amortization of initial direct costs of $58,563 which had the effect of increasing the net investment in direct financing leases.

(h) Change in accounting for reverse acquisition of Royal by RIT from a pooling of interests to a purchase.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                       ----------------------------------

Results of Operations:
----------------------

Six Months Ended June 30, 2000 and 1999:

Revenues are summarized as follows:


                                          For the Six Months Ended June 30,
                                  --------------------------------------------------
                                                                              %
                                                             Increase      Increase
                                     2000         1999      (Decrease)    (Decrease)
                                  ----------   ----------   ----------    ----------
Amortization of unearned
  lease income                    $2,404,478   $1,412,991   $  991,487       70.2
Gain (loss) on sale of vehicles       92,888      228,856  (   135,968)     (59.4)
                                  ----------   ----------   ----------       ----

Total revenues                    $2,497,366   $1,641,847   $  855,519       52.1
                                  ==========   ==========   ==========       ====


Revenues for the six months ended June 30, 2000 increased by approximately 52.1% when compared with the same period in 1999. The increase was a result of management's efforts to increase its dealer networks which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. Management has also expanded its financial relationships to include several new major financing sources enabling the Company to consummate additional lease agreements. Increase in customer referrals has also had an impact on the Company's revenues.

Included in unearned income is initial payments received from leases which, aggregated $433,483 and $495,839 during the six months ended June 30, 2000 and 1999, respectively. 50% of such payments consisted of application fees and approximately 50% of nonrefundable payment of the first months lease payment. It is the policy to charge these amounts to operations when received. Such recognition policy results in approximately the same revenue as would be recognized if the interest method were used.

In the event that the purchase option is not exercised by the lessee or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of a sale, the variant between the selling price and the carrying amount of the lease is picked up income. During the six months ended June 30, 2000 and 1999, the Company realized a gain on the sale of vehicles of $92,888 and $228,856, respectively. The reduction in the gain during the 2000 period, was a function of the types of vehicles sold during the period. During the 1999 period, many of the vehicles sold went to full term, thus enabling the Company to recoup the residual values.

Average yield implicit on leases versus average cost of financing:


                                               For the Six Months Ended June 30,
                                            ---------------------------------------
                                                                             %
                                                                          Increase
                                               2000           1999       (Decrease)
                                            -----------    -----------   ----------
Yield implicit in income earning assets:

  Amortization of unearned lease income     $ 2,404,478    $ 1,412,991
  Average investment in leases              $27,529,888    $19,803,822
  Rate of return on income earning assets          17.5%          14.3%      3.2
                                            -----------    -----------       ---

Average cost of financing:
  Interest expense                          $ 1,306,483    $   740,249
  Average loans payable balance             $21,656,171    $18,182,888
  Annualized average cost of financing             12.1%           8.1%      3.9
                                            -----------    -----------       ---

Percentage spread                                   5.4%           6.1%     ( .7)
                                            ===========    ===========       ===


The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in its leases and it's cost of funds (the "Spread"). As summarized below during the six months ended June 30, 2000 was 5.40% as compared to 6.13% a year earlier.


                                               For the Six Months Ended June 30,
                                       ----------------------------------------------------
                                                                                      %
                                                                    Increase      Increase
                                          2000          1999       (Decrease)    (Decrease)
                                       ----------    ----------    ----------    ----------
Total lease revenue                    $2,404,478    $1,412,991    $  991,487       70.2
Amortization of initial direct costs      181,424       103,096        78,329       76.0
                                       ----------    ----------    ----------

Percentage                                   7.55%         7.30%         0.25%
                                       ==========    ==========    ==========


Initial direct costs consists primarily of commissions, automobile repairs and repossession costs. Such costs are amortized over the life of the lease on the interest method. As a percentage of revenue, such amortization increased by 0.25% from the six months ended June 30, 2000 as compared to the same period in 1999. The dollar increase was due to a large increase in leases entered into during the six months ended June 30, 2000 as compared to a year earlier.

Selling, general and administrative expenses as a percentage of total revenues:


                                               For the Six Months Ended June 30,
                                       ----------------------------------------------------
                                                                                      %
                                                                    Increase      Increase
                                          2000          1999       (Decrease)    (Decrease)
                                       ----------    ----------    ----------    ----------
Total revenues                         $2,497,366    $1,641,847     $855,519        52.1
Selling, general and
  administrative expenses                 783,617       613,329       17,288        27.8
                                       ----------    ----------     --------

Percentage                                   31.4%         37.4%         6.1%
                                       ==========    ==========     ========


Selling, general and administrative expenses increased from $613,329 during the six months ended June 30, 1999 to $783,617 during the six months ended June 30, 2000 (an increase of $170,288). This increase was attributed to increase in bad debts and salaries and wages and professional fees which were caused by the large increase in revenues. However, as a percentage of revenues, SG&A expenses decreased by 6.0%. Such increases are summarized as follows:

                                          For the Six Months Ended June 30,
                                       --------------------------------------
                                                                       %
                                                                    Increase
                                           2000          1999      (Decrease)
                                         --------      --------    ----------
Provision for bad debts                  $156,000      $128,000      $ 28,000
Salaries and wages                        238,721       133,812       104,909
Payroll taxes                              21,356        14,411         6,945
Rent and real estate taxes                 76,125       107,069     (  30,944)
Travel and entertainment                   37,465        49,950     (  12,485)
Professional fees                          42,677         5,622        37,055
Other selling, general and
  administrative expenses                 211,273       174,465        36,808
                                         --------      --------      --------

                                         $783,617      $613,329      $170,288
                                         ========      ========      ========


The expansion of leasing operations during the latter part of 1999 and during the six months ended June 30, 2000 necessitated the hiring of additional office personnel. Due to the increase in leasing operations a higher provision for bad debts was required during the nine months ended June 30, 2000. Whereas a smaller provision was necessary during the same period in 1999. Professional fees increased by approximately $37,000 and other selling, general and administrative expenses increased by $36,808.

Three months ended June 30, 2000 and 1999:

Revenues are summarized as follows:


                                               For the Three Months Ended June 30,
                                       ----------------------------------------------------
                                                                                      %
                                                                     Increase      Increase
                                          2000           1999       (Decrease)    (Decrease)
                                       ----------      --------     ----------    ----------
Amortization of unearned lease income  $  980,542      $637,269      $343,273        53.9
Gain (loss) on sale of vehicles, net      128,324       198,971     (  70,647)      (35.5)
                                       ----------      --------      --------        ----

                                       $1,108,866      $836,240      $272,626        32.6
                                       ==========      ========      ========        ====


Revenues for the quarter ended June 30, 2000 increased by approximately 54% when compared with the same period in 1999. The Company enjoyed a large increase in revenues due to an expansion of their dealer networks which had been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois.

Included in unearned income are initial payments received from leases which aggregated $104,780 and $63,627 during the three months ended June 30, 2000 and 1999, respectively. 50% of such payment a consisted of application fees and approximately 50% of nonrefundable payment of the first months lease payment. It is the Company's policy to charge these amounts to operations when received. Such recognition policy results in approximately the same revenues as would be recognized if the interest method were used.

In the event that the purchase option is not exercised by the leasee or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During the three months ended June 30, 2000, the Company realized a gain from the sale of vehicles of $128,324 as compared with a gain on $198,971 the year before. The decrease in the gain on the sale of vehicles is a function of the types of vehicles sold and whether the underlying lease went to full term. During the June 1999 quarter many of the vehicles which were sold went to full term. Profits on such vehicles are generally higher than those which did not go to full term.

Average yield implicit on leases versus average cost of financing:


                                              For the Three Months Ended June 30,
                                            ---------------------------------------
                                                                              %
                                                                          Increase
                                                2000           1999      (Decrease)
                                            ------------   -----------   ----------
Yield implicit in income earning assets:
  Amortization of unearned lease income     $   980,542    $   637,269
  Average investment in leases              $27,950,000    $23,433,000
  Rate of return on income earning assets          14.1%          10.9%     3.2
                                            -----------    -----------      ---

Average cost of financing:
  Interest expense                          $   875,618    $   379,977
  Average loans payable balance             $27,575,698    $20,552,000
  Annualized average cost of financing             12.7%           7.4%     5.3
                                            -----------    -----------      ---

Percentage spread                                   1.3%           3.5%    (2.2)
                                            ===========    ===========      ===


The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in its leases and it's cost of funds (the "Spread"). As summarized above the Spread during the three months ended June 30, 2000 was only 1.3% as compared 3.5% a year earlier. Due to increased competition during the June 2000 quarter, the Company was forced to decrease the interest rate inherent in its leases which sharply decrease the rate of return on its income earning assets. Such decrease was a major cause of the loss during the June 2000 quarter.

Initial direct costs:


                                               For the Three Months Ended June 30,
                                       ----------------------------------------------------
                                                                                      %
                                                                     Increase      Increase
                                          2000           1999       (Decrease)    (Decrease)
                                       ----------      --------     ----------    ----------
Total lease revenue                     $980,542       $637,269      $343,273        53.9
Amortization of initital direct costs     90,727         51,548        39,179        76.0
                                        --------       --------      --------        ----

Percentage                                   9.3%           8.1%          1.2%
                                        ========       ========      ========


Initial direct costs consists primarily of commissions, automobile repairs and repossession costs. Such costs are amortized over the life of the lease using the interest method. As a percentage of revenues, such amortization increased by 1.16% for the three months ended June 30, 2000 as compared to the same period in 1999.

Selling, general and administrative expenses as a percentage of total revenues:


                                               For the Three Months Ended June 30,
                                       ----------------------------------------------------
                                                                                      %
                                                                     Increase      Increase
                                          2000           1999       (Decrease)    (Decrease)
                                       ----------      --------     ----------    ----------
Total revenues                         $1,108,866      $836,240      $272,626           32.6
Selling, general and
  administrative expenses                 346,215       380,377     (  34,162)         ( 9.0)
                                       ----------      --------      --------           ----

                                             31.2%         45.5%    (   14.3%)
                                       ==========      ========      ========


Selling, general and administrative expenses decreased from $380,377 during the June 1999 quarter to $346,215 during the June 2000 quarter (a decrease of $34.162). As a percentage of revenues< SG&A expenses decreased by 14.3% due to the presence of fixed costs which remained relatively constant on increased revenues. Such decreases are summarized as follows:


                                              For the Three Months Ended June 30,
                                            ---------------------------------------
                                                                              %
                                                                          Increase
                                                2000           1999      (Decrease)
                                            ------------   -----------   ----------
Provision for bad debts                       $ 54,694       $128,000      ($73,306)
Salaries and wages                             115,056         79,268        35,788
Payroll taxes                                    9,358          6,682         2,676
Rent and real estate taxes                      58,250         87,999      ( 29,749)
Travel and entertainment                        15,663         22,634      (  6,971)
Professional fees                               25,381          1,900        23,481
Other selling, general and
  administrative expenses                       67,813         53,894        13,919
                                              --------       --------       -------

                                              $346,215       $380,377      ($34,162)
                                              ========       ========       =======


The expansion of leasing operations during the latter part of 1999 and during the six months ended June 30, 2000 necessitated the hiring of additional office personnel. The provision for bad debts decreased due to the extraordinary large provision during the June 1999 quarter.

Liquidity and Capital Resources:

During the six months ended June 30, 2000, cash of $38,156 was used in operations which is summarized as follows: (i) net income of $107,168 which is adjusted for non-cash items of $215,710, (ii) an increase in long-term debt of $965,533 and (iii) an increase in accounts payable in the amount of $410,728. Offsetting these increases in cash flows was: (i) a decrease in the net investment in direct finance leases of $929,423, (ii) an increase in vehicles held for sale or re-lease of $781,732 and (iii) an increase in prepaid expenses and other assets of $26,140.

During the six months ended June 30, 2000, the Company raised $165,000 through the sale of 165,000 shares of its common stock pursuant to Rule 504 offerings at $1.00 per share. In addition, the Company repaid a loan from its President in the amount of $107,894 and loaned a related party $45,000.

The Company had negative working capital at June 30, 2000 of $2,891,982 an increase over the negative working capital balance at December 31, 1999 which was $427,524. When the current portion of unearned income is added back to the June 30, 2000 working capital deficiency, the result is a negative working capital balance of $1,251,153.

Financial Condition at June 30, 2000:

The Company's cash position at June 30, 2000 was $7,056, a decrease of $26,050 from December 31, 1999. The net investment in direct finance leases represents the aggregate future lease payments due to the Company from its leases. Such amount was $27,950,331 at June 30, 2000 compared with $27,109,444 at December 31, 1999. The Company feels that it has adequately reserved for all possible bad debts. The purchase of leased vehicles are financed under several separate credit facilities. Such indebtedness aggregated $27,575,698 at June 30, 2000 compared with $26,610,165 at December 31, 1999.

Vehicles held for sale or re-lease increased from $1,300,843 at December 31, 1999 to $2,082,575 at June 30, 2000. Such increase was the result of an increase in vehicle coming off lease during the first six months of 2000.

Accounts payable and accrued expenses increased from $512,324 at December 31, 2000 to $923,052 at June 30, 2000. Such increase was a result of a slowdown in payments to vendors caused by a shortage of working capital. Approximately $108,000 loaned to the Company by its president was repaid during the six months ended June 30, 2000.

Due to the timing difference between book and tax treatment of leasing operations, the Company has a deferred tax liability as of June 30, 2000 of $793,000, an increase of $87,000 over the balance at December 31, 1999.

Stockholders' equity increased by $229,668 during the six months ended June 30, 2000. Such increase was the result of net income of $107,168, the sale of 165,000 common shares for $165,000.

These increases in stockholders' equity was partially offset by additional amounts to an affiliate of $42,500.

Management's primary goal is to expand its leasing operations, increase and obtain better terms with respect to the financing of the vehicles it leases and to increase the profitability of its vehicle remarketing program. The strategy for continued growth is to (i) increase lease origination by (a) increased name recognition, (b) acquisition of similar companies or their assets, (c) the development, expansion and retention of existing clients, and (d) the expansion into new geographic markets, (ii) increase and improve the terms of its financing arrangements, (iii) further develop and increase the profitability of its used automobile remarketing operations and (iv) lease primarily to high quality credit applicants in order to continue to build a lease portfolio with low delinquency and credit loss rate.

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

Date: March 16, 2001                        Royal Acceptance Corporation
                                                  (Registrant)

                                            By: /s/ Richard Toporek
                                                ----------------------
                                                Richard Torporek
                                                President