Form 10QSB/A
period 2000-09-30
ROYAL ACCEPTANCE CORP
filed 2001-03-20
CIK 1108226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB/A

/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

/ /                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           7,697,704 shares, $.001 par value, as of September 30, 2000

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)





                                    I N D E X
                                    ---------

                                                                                                              Page No.
                                                                                                              --------

Part I  - Financial Information:

               Item 1.      Consolidated Financial Statements:

                            Consolidated Balance Sheets
                            As at September 30, 2000 and December 31, 1999 .............................            3

                            Consolidated Statements of Income
                            For the Nine Months Ended
                            September 30, 2000 and 1999 ................................................            4

                            Consolidated Statements of Operations
                            For the Three Months Ended September 30, 2000
                            and 1999 ...................................................................            5

                            Consolidated Statements of Stockholders' Equity
                            For the Year Ended December 31, 1999 and Nine Months
                            Ended September 30, 2000 ...................................................            6

                            Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                            September 30, 2000 and 1999 ................................................            7

                            Notes to Consolidated Financial Statements..................................          8 - 14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................................................         15 - 22


Part II - Other Information:

                            Item 3 Through Item 9 - Not Applicable .....................................

                            Signatures .................................................................


                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S

                                                                               September 30,  December 31,
                                                                                     2000          1999
                                                                               -------------  ------------
Current assets:
  Cash                                                                          $     4,773   $    33,106
  Net investment in direct financing leases                                       6,282,008     7,759,531
  Interest receivable - related party                                                64,337        13,375
  Prepaid expenses                                                                   10,000          --
                                                                                -----------   -----------
        Total current assets                                                      6,361,118     7,806,012

Vehicles held for sale or re-lease                                                2,225,414     1,300,843

Net investment in direct financing leases                                        21,057,048    19,349,913

Furniture and equipment - net of depreciation
  and amortization                                                                   92,203       112,453

Interest due from related parties                                                    67,796        68,296

Deferred charges                                                                     16,015        49,999

Other assets                                                                          4,023        10,277
                                                                                -----------   -----------
                                                                                $29,823,617   $28,697,793
                                                                                ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of loans payable                                           $ 5,770,302   $ 7,613,318
  Accounts payable and accrued expenses                                             222,181       512,324
  Loan payable stockholder                                                          305,187       107,894
                                                                                -----------   -----------
        Total current liabilities                                                 6,297,670     8,233,536

Loans payable - net of current maturities                                        21,841,666    18,996,847

Deferred income taxes                                                               740,000       706,000
                                                                                -----------   -----------
        Total liabilities                                                        28,879,336    27,936,383
                                                                                -----------   -----------

Stockholders' equity:
  Preferred stock, $.001 par value, authorized - 1,000,000 shares, issued and outstanding - none
  Common stock, $.001 par value, authorized - 25,000,000 shares, issued and outstanding - 7,697,704 shares at September 30, 2000 and
    7,532,709 shares at December 31 ,1999                                             7,698         7,533
  Additional paid-in capital                                                        417,770       252,935
  Retained earnings                                                               1,032,313       981,942
                                                                                -----------   -----------
                                                                                  1,457,781     1,242,410
  Less:  Due from related party                                                     513,500       481,000
                                                                                -----------   -----------
        Total stockholders' equity                                                  944,281       761,410
                                                                                -----------   -----------
                                                                                $29,823,617   $28,697,793
                                                                                ===========   ===========



                See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                  For the Nine
                                                                                                  Months Ended
                                                                                                  September 30,
                                                                                             ------------------------
                                                                                                2000           1999
                                                                                             ----------     ----------
Revenues:
  Amortization of unearned lease income                                                      $3,066,373     $2,801,032
  Gain on sale of vehicles                                                                      233,499        118,917
                                                                                             ----------     ----------
Total revenues                                                                                3,299,872      2,919,949
                                                                                             ----------     ----------

Costs and expenses:
  Interest                                                                                    1,930,758      1,315,308
  Amortization of initial direct costs                                                          272,092        154,644
  Provision for bad debts                                                                       156,000        132,000
  Salaries and wages                                                                            352,861        242,588
  Payroll taxes                                                                                  27,768         19,618
  Rent and real estate taxes                                                                    103,875         89,850
  Travel and entertainment                                                                       50,683         74,788
  Professional fees                                                                              98,640         66,882
  Amortization of deferred charges                                                               33,974         17,884
  Other selling and administrative expenses                                                     183,906        180,781
                                                                                             ----------     ----------
Total costs and expenses                                                                      3,210,557      2,294,343
                                                                                             ----------     ----------

Income before provision for income taxes                                                         89,315        625,606

Provision for income taxes                                                                       38,944        256,000
                                                                                             ----------     ----------
Net income                                                                                   $   50,371     $  369,606
                                                                                             ==========     ==========

Earnings per share:
  Basic and diluted:
    Net income per share                                                                     $     0.01     $    0.05
                                                                                             ==========     =========


Weighted average number of shares outstanding (A)                                             7,671,299      7,301,996
                                                                                             ==========     ==========

(A) Pro forma - See Note 1(e).

                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  For the Three
                                                                                                   Months Ended
                                                                                                   September 30,
                                                                                            ----------------------------
                                                                                               2000             1999
                                                                                            -----------      -----------
Revenues:
  Amortization of unearned
    lease income                                                                            $   661,895      $ 1,388,041
  Gain (loss) on sale of vehicles                                                               140,611         (109,939)
                                                                                            -----------      -----------
Total revenues                                                                                  802,506        1,278,102
                                                                                            -----------      -----------

Costs and expenses:
  Interest                                                                                      624,274          575,059
  Amortization of initial direct costs                                                           90,668           51,548
  Provision for bad debts                                                                          --              4,000
  Salaries and wages                                                                            114,140          108,776
  Payroll taxes                                                                                   6,412            5,207
  Rent and real estate taxes                                                                     27,750          (17,219)
  Travel and entertainment                                                                       13,218           24,838
  Professional fees                                                                              55,963           61,260
  Amortization of deferred charges                                                                7,411           17,884
  Other selling and administrative expenses                                                     (27,367)           6,316
                                                                                            -----------      -----------
Total costs and expenses                                                                        912,469          837,669
                                                                                            -----------      -----------

Income (loss) before provision for income taxes                                                (109,963)         440,433

Provision (credit) for income taxes                                                             (53,167)         164,000
                                                                                            -----------      -----------
Net income (loss)                                                                           ($   56,796)     $   276,433
                                                                                            ===========      ===========

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share                                                             ($     0.01)     $      0.04
                                                                                            ===========      ===========

Weighted average number of shares outstanding (A)                                             7,732,492        7,481,781
                                                                                            ===========      ===========


(A) Pro forma - See Note 1(e)

                 See notes to consolidated financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                      Common Shares        Additional                  Due from      Total
                                                 ----------------------     Paid-In      Retained      Related    Stockholder'
                                                    Shares      Amount      Capital      Earnings       Party       Equity
                                                 ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1999                      7,532,709   $    7,533   $  252,935   $  981,942   ($ 481,000)   $  761,410

Due from related party                                 --           --           --           --        (32,500)      (32,500)

Issuance of shares of common stock for cash         165,000          165      164,835         --           --         165,000

Net income for the nine months
    ended September 30, 2000                           --           --           --         50,371         --          50,371
                                                 ----------   ----------   ----------   ----------   ----------    ----------

  Balance at September 30, 2000                   7,697,709   $    7,698   $  417,770   $1,032,313   ($ 513,500)   $  944,281
                                                 ==========   ==========   ==========   ==========   ==========    ==========


                 See accompanying notes to financial statements.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the Nine
                                                                                                Months Ended
                                                                                                September 30,
                                                                                        -----------------------------
                                                                                            2000             1999
                                                                                        ------------      ------------
Cash flows from operating activities:
  Net income                                                                            $     50,371      $    369,606
                                                                                        ------------      ------------
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                            292,342           130,781
    Deferred income taxes                                                                     34,000           256,000
    Amortization of deferred charges                                                          33,984            17,884
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct financing leases                                             (501,204)      (11,334,025)
      Vehicles held for sale or re-lease                                                    (924,571)         (534,443)
      Prepaid expenses                                                                       (10,000)             --
      Other assets                                                                             6,254              --
      Loans payable                                                                        1,001,803        10,930,728
      Accounts payable and accrued expenses                                                 (290,143)          308,823
      Interest receivable                                                                    (50,962)             --
                                                                                        ------------      ------------
  Total adjustments                                                                         (408,497)         (224,252)
                                                                                        ------------      ------------
Net cash provided by (used in) operating activities                                         (358,126)          145,354
                                                                                        ------------      ------------
Cash flows from investing activities:

  Acquisition of furniture and equipment                                                        --             (34,035)
  Increase in loan to related party                                                          (32,500)         (435,150)
                                                                                        ------------      ------------
Net cash used in investing activities                                                        (32,500)         (469,185)
                                                                                        ------------      ------------
Cash flows from financing activities:
  Sale of capital stock                                                                      165,000              --
  Loans payable officer                                                                      197,293           103,394
                                                                                        ------------      ------------
Net cash provided by financing activities                                                    362,293           103,394
                                                                                        ------------      ------------

Net decrease in cash                                                                         (28,333)         (220,437)

Cash acquired at acquisition
  of Royal Acceptance                                                                           --              21,412

Cash at beginning of period                                                                   33,106           237,957
                                                                                        ------------      ------------
Cash at end of period                                                                   $      4,773      $     38,932
                                                                                        ============      ============
Supplemental Disclosures of Cash Flow Information:

  Interest                                                                              $  1,930,758      $  1,315,308
                                                                                        ============      ============
  Income taxes                                                                          $       --        $       --
                                                                                        ============      ============


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

                            The following summarized unaudited pro forma
                 information assumes the acquisition had occurred on January 1, 1999.

                                     For the Nine               For the Three
                                     Months Ended               Months Ended
                                  September 30, 1999         September 30, 1999
                                  ------------------         ------------------

Revenues                              $2,919,949                 $1,278,102
                                      ==========                 ==========
Net income                            $  360,795                 $  189,716
                                      ==========                 ==========

Earnings per share:
  Basic and diluted                     $0.05                       $0.25
                                        =====                       =====

           (b)   Principles of Consolidation:

                            The accompanying interim unaudited consolidated
                 financial statements include the accounts of Royal and its wholly-owned subsidiary, RIT. All material intercompany transactions have been eliminated in consolidation.

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

           (e)   Per Share Data:

                           Net income per share was computed by the weighted
                 average number of shares outstanding during each period. In order to make the per share data more comparable, the weighted average number of shares outstanding for the nine and three months ended September 30, 1999 reflect the pro forma acquisition of Royal as if it had occurred on December 31, 1998.

NOTE 2 - RESTATEMENT.

                              The accompanying financial statements included in
                 the September 30, 2000, Form 10-QSB have been restated to give effect to certain comments by the Securities and Exchange Commission regarding the Company's filing of Amendment 2 to Form 10-SB as follows:


                                                                  As At September 30, 2000
                                                      ----------------------------------------------
                                                                                       Difference
                                                                                     Restated Over
                                                       As Restated         Filed    (Under) Original
                                                       -----------      ---------   ----------------

Current assets:
  Cash                                                $      4,773    $      4,773        $     --
  Net investment in direct finance leases                6,282,008       6,247,722   (a)    34,286
  Interest receivable from related party                    64,337            --     (b)    64,337
  Prepaid expenses                                          10,000          10,000              --
                                                      ------------    ------------      ----------
    Total current assets                                 6,361,118       6,262,495          98,623
                                                      ------------    ------------      ----------

Vehicles held for sale or re-lease                       2,225,414       2,225,414              --
Net investment in direct finance leases                 21,057,048      21,057,048              --
Furniture and fixtures - net                                92,203          92,203              --
Interest due from related parties                           67,796          67,796              --
Deferred charges                                            16,015              --    (c)   16,015
Other assets                                                 4,023           4,025             (2)
                                                      ------------    ------------      ----------
                                                        23,462,499      23,446,486          16,013
                                                      ------------    ------------      ----------
                                                      $ 29,823,617    $ 29,708,981        $114,636
                                                      ============    ============      ==========

      Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of loans payable                 $  5,770,302    $  5,770,302       $      --
  Accounts payable and accrued expenses                    222,181         222,110    (d)       71
  Loans payable - stockholder                              305,187         305,187              --
                                                      ------------    ------------      ----------
    Total current liabilities                            6,297,670       6,297,599              71

Loans payable - net of current maturities               21,841,666      21,841,666              --
Deferred income taxes                                      740,000         761,000    (e)  (21,000)
                                                      ------------    ------------      ----------
                                                        28,879,336      28,900,265         (20,929)
                                                      ------------    ------------      ----------

Stockholders' equity:
  Common stock                                               7,698           7,733    (f)      (35)
  Additional paid-in capital                               417,770         328,257    (g)   89,513
  Retained earnings                                      1,032,313       1,050,563    (g)  (18,250)
  Less:  Due to related party                             (513,500)       (577,837)   (b)   64,337
                                                      ------------    ------------      ----------
    Total stockholders' equity                             944,281         808,716         135,565
                                                      ------------    ------------      ----------

                                                      $ 29,823,617    $ 29,708,981         114,636
                                                      ============    ============      ==========


                                                                   As At December 31, 2000
                                                     --------------------------------------------------
                                                                                         Difference
                                                                                        Restated Over
                                                       As Restated        Filed      (Under) Original
                                                     --------------     ---------    ----------------

Current assets:
  Cash                                                   $   33,106    $     33,106       $       --
  Net investment in direct finance leases                 7,759,531       7,712,004    (a)    47,527
  Interest receivable from related party                     13,375          13,375               --
  Prepaid expenses                                               --              --               --
                                                       ------------    ------------    --------------
    Total current assets                                  7,806,012       7,758,485           47,527
                                                       ------------    ------------    --------------

Vehicles held for sale or re-lease                        1,300,843       1,300,843              --
Net investment in direct finance leases                  19,349,913      19,349,913              --
Furniture and fixtures - net                                112,453         112,453              --
Interest due from related parties                            68,296              --    (b)   68,296
Deferred charges                                             49,999              --    (c)   49,999
Other assets                                                 10,277          78,573    (b)  (68,296)
                                                       ------------    ------------    --------------
                                                         20,891,781      20,841,782          49,999
                                                       ------------    ------------    --------------
                                                       $ 28,697,793    $ 28,600,267       $   97,526
                                                       ============    ============    ==============

      Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of loans payable                  $  7,613,318    $  7,613,318       $       --
  Accounts payable and accrued expenses                     512,324         517,091    (d)    (4,767)
  Loans payable - stockholder                               107,894         107,894               --
                                                       ------------    ------------    --------------
    Total current liabilities                             8,233,536       8,238,303           (4,767)

Loans payable - net of current maturities                18,996,847      18,996,847               --
Deferred income taxes                                       706,000         701,000    (e)     5,000
                                                       ------------    ------------    --------------
                                                         27,936,383      27,936,150              233
                                                       ------------    ------------    --------------

Stockholders' equity:
  Common stock                                               7,533           7,533              --
  Additional paid-in capital                                252,935       1,282,633    (g)(1,029,698)
  Retained earnings                                         981,942        (145,109)   (g) 1,127,051
  Less:  Due to related party                              (481,000)       (481,000)              --
                                                       ------------    ------------    --------------
    Total stockholders' equity                              761,410         664,057           97,353
                                                       ------------    ------------    --------------
                                                       $ 28,697,793    $ 28,600,207       $   97,586
                                                       ============    ============    ==============

(a) Cumulative adjustment pursuant to change in amortization of initial direct costs in the amount of $34,286 for September 30, 2000. and $47,527 for December 31, 2000.
(b) Reclassification from "Due from related parties" as at September 30, 2000 and "Other assets" at December 31, 1999.
(c) Adjustment pursuant to change in accounting for amortization of initial direct costs from the cash method to the interest method.
(d)  Miscellaneous adjustment.
(e) Increase (decrease) in deferred taxes pursuant to increase (decrease) in income.
(f) Reduction in amount of shares sold during the nine months ended September 30, 2000.
(g) For September 30, 2000 - the effect of adjustment (a) and (c) above which aggregated $50,301 and change to the purchase method in accounting for the reverse acquisition of Royal by RIT which increased retained earnings and paid-in capital.

                Statements of Operations:

                                                  For the Nine Months Ended September 30, 2000
                                           ------------------------------------------------------------
                                                                                          Difference
                                                                                        Restated Over
                                              As Restated          Filed               (Under) Original
                                              -----------     ---------------          ----------------

Revenues:
  Amortization of unearned                     $3,066,373         $3,066,307               $         66
    lease income
  Gain on sale of vehicles                        233,499            233,499                          -
                                           --------------     --------------              -------------
Total revenues                                  3,299,872          3,299,806                         66
                                           --------------     --------------              -------------

Costs and expenses:
  Interest                                      1,930,758          1,930,758                          -
  Amortization of initial direct costs            272,092            258,765           (a)       13,327
  Provision for bad debts                         156,000            156,000                        -
  Salaries and wages                              352,861            352,861                        -
  Payroll taxes                                    27,768                 -             (b)      27,768
  Rent and real estate taxes                      103,875                 -             (b)     103,875
  Travel and entertainment                         50,683                 -             (b)      50,683
  Professional fees                                98,640                 -             (b)      98,640
  Amortization of deferred charges                 33,974                 -             (c)      33,974
  Other selling and
    administrative expenses                       183,906            464,806            (b)   ( 280,900)
                                           --------------     --------------              -------------
                                                3,210,557          3,163,190                     47,367
                                           --------------     --------------              -------------

Income before provision

  for income taxes                                 89,315            136,616          (a,c)    ( 47,301)

Provision for income taxes                         38,944             60,000            (d)    ( 21,056)
                                           --------------     ---------------              -------------
Net income                                     $   50,371         $   76,616            (e) $   (26,245)
                                           ==============     ==============               =============

Earnings per share:
  Basic and diluted:
    Net income per share                         $0.01              $   0.01                  $       -
                                           ==============     ==============               =============

Weighted average number

  of shares outstanding                        7,671,299           7,687,984            (e)    ( 16,045)
                                           ==============     ==============               =============

                                                    For the Nine Months Ended September 30, 1999
                                              --------------------------------------------------------
                                                                                         Difference
                                                                                       Restated Over
                                              As Restated           Filed             (Under) Original
                                              -----------       --------------         ----------------

Revenues:
  Amortization of unearned                      $2,801,032          $2,801,032                $       -
    lease income
  Gain on sale of vehicles                         118,917             118,917                        -
                                              ------------      --------------             ------------
Total revenues                                   2,919,949           2,919,949                        -
                                              ------------      --------------             ------------

Costs and expenses:
  Interest                                       1,315,308           1,315,308                       -
  Amortization of initial direct costs             154,644             181,155          (a)   ( 26,511)
  Provision for bad debts                          132,000             132,000                       -
  Salaries and wages                               242,588             242,588                       -
  Payroll taxes                                     19,618                   -          (b)     19,618
  Rent and real estate taxes                        89,850                   -          (b)     89,850
  Travel and entertainment                          74,788                   -          (b)     74,788
  Professional fees                                 66,882                   -          (b)     66,882
  Amortization of deferred charges                  17,884                   -                  17,884
  Other selling and
    administrative expenses                        180,781             467,707          (b)   (286,926)
                                              ------------      --------------             ------------
                                                 2,294,343           2,338,758                 (44,415)
                                              ------------      --------------             ------------

Income before provision

  for income taxes                                 625,606             581,191        (a,c)      44,415

Provision for income taxes                         256,000             236,000          (d)      20,000
                                               -----------      --------------             ------------
Net income                                      $  369,606          $  345,191                $  24,415
                                               ============     ==============             ============

Earnings per share:
  Basic and diluted:
    Net income per share                        $     0.05           $    0.05                $      -
                                               ============     ==============             ============

Weighted average number

  of shares outstanding                          7,301,996           7,301,996                       -
                                               ============     ==============             ============

(a) Reduction of amortization of initial direct cost pursuant to change to interest method.
(b)  Reclassification of other selling, general and administrative expenses.
(c) Adjustment pursuant to change in period of amortization of value of stock issued for services rendered.
(d)  Change in provision for taxes pursuant to (a) and (b) above.
(e) Reduction in common shares sold during nine months ended September 30, 2000.

                Statements of Operations:

                                               For the Three Months Ended September 30, 2000
                                               ---------------------------------------------
                                                                                        Difference
                                                                                      Restated Over
                                           As Restated          Filed                (Under) Original
                                         --------------    --------------            ----------------
Revenues:
  Amortization of unearned               $      661,896    $      661,829             $           67
    lease income
  Gain on sale of vehicles                      140,610           140,610                       --
                                         --------------    --------------             --------------
Total revenues                                  802,506           802,439                         67
                                         --------------    --------------             --------------
Costs and expenses:
  Interest                                      624,275           624,274                          1
  Amortization of initial direct costs           90,668            86,255       (a)            4,413
  Provision for bad debts                          --                --                         --
  Salaries and wages                            114,140           114,140                       --
  Payroll taxes                                   6,412              --         (b)            6,412
  Rent and real estate taxes                     27,750              --         (b)           27,750
  Travel and entertainment                       13,218              --         (b)           13,218
  Professional fees                              55,963              --         (b)           55,963
  Amortization of deferred charges                7,411              --         (c)            7,411
  Other selling and
    administrative expenses              (       27,367)           76,006       (b)   (      103,373)
                                         --------------    --------------             --------------
                                                912,470           900,675                     11,795
                                         --------------    --------------             --------------
Income (loss) before provision
  for income taxes                       (      109,964)   (       98,236)            (       11,728)

Provision (credit) for income taxes      (       53,167)   (       32,167)      (d)   (       21,000)
                                         ==============    ==============             ==============

Net income (loss)                        ($      56,797)   ($      66,069)            $        9,272
                                         ==============    ==============             ==============

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share              ($ 0.01)         ($ 0.01)                     $ --
                                             =======          =======                      ======

Weighted average number
  of shares outstanding                       7,732,492         7,732,492                       --
                                         ==============    ==============             ==============



                                               For the Three Months Ended September 30, 1999
                                               ---------------------------------------------
                                                                                      Difference
                                                                                     Restated Over
                                           As Restated         Filed                (Under) Original
                                         --------------    --------------           ---------------

Revenues:
  Amortization of unearned               $    1,388,041    $    1,388,041             $         --
    lease income
  Gain on sale of vehicles               (      109,939)   (      109,939)                      --
                                         --------------    --------------             --------------
Total revenues                                1,278,102         1,278,102                       --
                                         --------------    --------------             --------------
Costs and expenses:
  Interest                                      575,059           575,059                       --
  Amortization of initial direct costs           51,548           129,155       (a)   (       77,607)
  Provision for bad debts                         4,000             4,000                       --
  Salaries and wages                            108,776           108,776                       --
  Payroll taxes                                   5,207              --         (b)            5,207
  Rent and real estate taxes             (       17,219)             --         (b)   (       17,219)
  Travel and entertainment                       24,838              --         (b)           24,838
  Professional fees                              61,260              --         (b)           61,260
  Amortization of deferred charges               17,884              --         (c)           17,884
  Other selling and
    administrative expenses                       6,316           116,190     (b,c)   (      109,874)
                                         --------------    --------------             --------------
                                                837,669           933,180             (       95,511)
                                         --------------    --------------             --------------
Income (loss) before provision
  for income taxes                              440,433           344,922                     95,511

Provision (credit) for income taxes             164,000           144,000       (d)           20,000
                                         --------------    --------------             --------------
Net income (loss)                        $      276,433    $      200,922             $       75,511
                                         ==============    ==============             ==============

Earnings (loss) per share:
  Basic and diluted:
    Net income (loss) per share           $        0.04    $         0.03             $         0.01
                                         ==============    ==============             ==============

Weighted average number

  of shares outstanding                       7,481,781         7,481,781                       --
                                         ==============    ==============             ==============


(a) Reduction of amortization of initial direct cost pursuant to change to interest method.
(b)  Reclassification of other selling, general and administrative expenses.
(c) Adjustment pursuant to change in period of amortization of value of stock issued for services rendered.
(d)  Change in provision for income taxes.

                 Statements of Changes in Stockholders' Equity:


                                                             For the Nine Months Ended September 30, 2000
                                                    -------------------------------------------------------------
                                                                                As                Difference
                                                                             Originally          Restated Over
                                                        As Restated            Filed            (Under) Original
                                                        -----------          ----------         ----------------
Common shares:
  Balance at beginning of period                         $7,532,709          $7,532,709                  $      -
  Sale of shares for cash                                   165,000             200,000         (a)     (  35,000)
                                                         ----------          ----------                 ---------
  Balance at end of period                               $7,697,709          $7,732,709                 ($ 35,000)
                                                         ==========          ==========                 =========

Common stock amount:
  Balance at beginning of period                         $    7,533          $    7,533                  $      -
  Sale of shares for cash                                       165                 200         (a)     (      35)
                                                         ----------          ----------                 ---------
  Balance at end of period                               $    7,698          $    7,733                 ($     35)
                                                         ==========          ==========                 =========

Additional paid-in capital:
  Balance at beginning of period                         $  252,935          $  163,637         (b)      $ 89,298
  Sale of shares for cash                                   164,835             164,620         (a)           215
                                                         ----------          ----------                 ---------
  Balance at end of period                               $  417,770          $  328,257                  $ 89,513
                                                         ==========          ==========                 =========

Retained earnings:
  Balance at beginning of period                         $  981,942          $  973,947         (b)      $  7,995
  Net income                                                 50,371              76,616         (c)     (  26,245)
                                                         ----------          ----------                 ---------
  Balance at end of period                               $1,032,313          $1,050,563                 ($ 18,250)
                                                         ==========          ==========                 =========

Due from related party:

  Balance at beginning of period                        ($  481,000)         ($ 481,000)                 $       -
  Additional loans                                      (    32,500)           ( 96,837)         (d)        64,337
                                                         ----------          ----------                 ----------
  Balance at end of period                              ($  513,500)         ($ 577,837)                 $  64,337
                                                         ==========          ==========                 ==========

Total stockholders' equity:
  Balance at beginning of period                         $  761,410           $ 664,117                  $ 97,293
  Sale of shares for cash                                   165,000             164,820                       180
  Net income                                                 50,371              76,616                 (  26,245)
  Additional loans                                         ( 32,500)           ( 96,837)                   64,337
                                                         ----------          ----------                 ---------
  Balance at end of period                               $  944,281           $ 808,716                  $135,565
                                                         ==========          ==========                 =========

(a) Reduction in amount of shares sold during the nine months ended September 30, 2000.
(b) Change in accounting for the reverse acquisition of Royal by RIT from a pooling of interests to a purchase.
(c) Reduction of amortization of initial direct cost pursuant to change to interest method; adjustment pursuant to change in period of amortization of value of stock issued for services rendered net of income tax effect.
(d)    Reclassification to interest receivable.

                Statements of Cash Flows:

                                                   For the Nine Months Ended September 30, 2000
                                                   --------------------------------------------
                                                                                          Difference
                                                                                         Restated Over
                                                As Restated       Filed                 (Under) Original
                                              ------------    ------------               ---------------
Cash Flows from operating activities:
Net income (loss)                             $     50,371    $     76,616         (a)   ($    26,245)
                                              ------------    ------------               ------------
Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                    292,342         279,015         (b)         13,327
  Gain on sale of vehicles                            --      (    233,499)        (e)        233,499
  Deferred income taxes                             34,000          60,000         (c)   (     26,000)
  Amortization of deferred charges                  33,984            --           (d)         33,984
  Increase (decrease) in cash flows as
      a result of changes in asset and
      liability account balances:
    Net investment in direct finance leases   (    501,204)   (    501,616)        (f)            412
    Interest receivable from related party    (     50,962)           --           (e)   (     50,962)
    Prepaid expenses                          (     10,000)          3,375         (e)   (     13,375)
    Vehicles held for sale or re-lease        (    924,571)   (    691,072)        (e)   (    233,499)
    Loans payable                                1,001,803       1,001,803                       --
    Accounts payable and accrued expenses     (    290,143)   (    294,983)        (f)          4,840
    Other assets                                     6,254           2,000         (e)          4,254
                                              ------------    ------------               ------------
Total adjustments                             (    408,497)   (    374,977)              (     33,520)
                                              ------------    ------------               ------------
Net cash provided by (used in)
  operating activities                        (    358,126)   (    298,361)              (     59,765)
                                              ------------    ------------               ------------
Cash flows from investing activities:

  Acquisition of furniture and equipment              --              --
  Due to related party                        (     32,500)           --           (e)   (     32,500)
                                              ------------    ------------               ------------
Net cash used in investing activities         (     32,500)           --                 (     32,500)
                                              ------------    ------------               ------------
Cash flows from financing activities:

  Sale of common stock                             165,000         164,820         (f)            180
  Increase in loans to related party                  --      (     92,085)        (e)         92,085
  Loans payable - stockholder                      197,293         197,293                       --
                                              ------------    ------------               ------------
Net cash provided by (use in)
  financing activities                             362,293         270,028                     92,265
                                              ------------    ------------               ------------
Net decrease in cash                          (     28,333)   (     28,333)                      --
Cash acquired at acquisition of Royal                 --              --                         --
Cash at beginning of period                         33,106          33,106                       --
                                              ------------    ------------               ------------
Cash at end of period                         $      4,773    $      4,773               $       --
                                              ============    ============               ============


                                                    For the Nine Months Ended September 30, 1999
                                                    --------------------------------------------
                                                                                          Difference
                                                                                         Restated Over
                                              As Restated        Filed                 (Under) Original
                                              ------------    ------------             ----------------
Cash Flows from operating activities:
Net income (loss)                             $    369,606    $    345,191         (a)   $     24,415
                                              ------------    ------------               ------------
Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                    130,781         193,080         (b)   ($    62,299)
  Gain on sale of vehicles                            --      ($   118,917)        (e)        118,917
  Deferred income taxes                            256,000         232,000         (c)         24,000
  Amortization of deferred charges                  17,884            --           (d)         17,884
  Increase (decrease) in cash flows as
      a result of changes in asset and
      liability account balances:
    Net investment in direct finance leases   ( 11,334,025)   ( 11,196,495)        (e)   (    137,530)
    Interest receivable from related party            --              --                         --
    Prepaid expenses                                  --              --                         --
    Vehicles held for sale or re-lease        (    534,443)   (    534,443)                      --
    Loans payable                               10,930,728      10,930,728                       --
    Accounts payable and accrued expenses          308,823         308,823                       --
    Other assets                                      --              --                         --
                                              ------------    ------------               ------------
Total adjustments                             (    224,252)   (    185,224)              (     39,028)
                                              ------------    ------------               ------------
Net cash provided by (used in)
  operating activities                             145,354         159,967               (     14,613)
                                              ------------    ------------               ------------
Cash flows from investing activities:
  Acquisition of furniture and equipment      (     34,035)   (     34,035)                      --
                                              ------------    ------------               ------------
  Due to related party                        (    435,150)           --           (e)   (    435,150)
Net cash used in investing activities         (    469,185)   (     34,035)              (    435,150)

Cash flows from financing activities:

  Sale of common stock                                --              --                         --
  Increase in loans to related party               103,394         103,394                       --
                                              ------------    ------------               ------------
  Loans payable - stockholder                         --      (    435,150)        (e)        435,150
Net cash provided by (use in)
  financing activities                             103,394    (    331,756)                   435,150

Net decrease in cash                          (    220,437)   (    205,824)              (     14,613)
Cash acquired at acquisition of Royal               21,412           2,412         (e)         19,000
Cash at beginning of period                        237,957         237,957                       --
                                              ------------    ------------               ------------
Cash at end of period                         $     38,932    $     34,545               $      4,387
                                              ============    ============               ============


(a)  See restatement of statements of operations.
(b) Reduction of amortization of initial direct cost pursuant to change to interest method.
(c)  Deferred taxes on adjustments to income.
(d) Adjustment pursuant to change in period of amortization of value for stock issued for
(e)  Reclassification which had no effect on income.
(f)  Miscellaneous adjustment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company is in the business of leasing predominantly new and pre-owned automobiles with terms generally ranging from twelve to sixty months. It markets its leasing services through its dealer network and advertising. The sources of its automobiles for lease are generally automobile dealers in the Eastern region of the United States. The Company also leases and finances commercial industrial equipment such as computers, airplanes, boats and construction equipment. However, through September 30, 2000 commercial industrial equipment accounts for an insignificant portion of company leases.

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

Results of Operations

Nine months ended September 30, 2000 and 1999:

Revenues are summarized as follows:

                                                            For the Nine
                                                            Months Ended
                                                            September 30,
                                                   -------------------------------           Increase         % Increase
                                                      2000                 1999              (Decrease)        (Decrease)
                                                   ----------           ----------           ----------        ----------
a) Amortization of unearned
    lease income                                   $3,066,373           $2,801,032           $265,341             9.5%
b) Gain (loss) on sale of
    vehicles                                          233,499              118,917            114,582            96.4%
                                                   ----------           ----------           --------           -----

Total revenues                                     $3,299,872           $2,919,949           $379,923            13.1%
                                                   ==========           ===========          ========           =====

a) Total revenues for the nine months ended September 30, 2000 increased by approximately 13% when compared with the same period in 1999. The increase was a result of management's efforts to increase its dealer networks, which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. Management has also expanded its financial relationships to include several new major financing sources enabling the Company to consummate additional lease agreements. Increase in customer referrals has also had an impact on the Company's revenues.

     Included in unearned income are initial payments received from leases which aggregated $433,483 and $495,839 during the nine months ended September 30, 2000 and 1999, respectively. 50% of such payments consist of application fees and approximately 50% of nonrefundable payment of the first months lease payment. It is the Company's policy to charge these amounts to operations when received. Such recognition policy results in approximately the same revenue as would be recognized if the interest method was used.

b) In the event that the lessee does not exercise the purchase option or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During the nine months ended September 30, 2000 and 1999 the Company realized a gain from the sale of vehicles of $233,499 and $118,917, respectively. The increase in profit from 1999 and 2000 was the result of a loss on the sale of vehicles during the three months ended September 30, 1999.

Interest expense:

Average yield of implicit on leases versus average cost of financing.


                                                                  For the Nine
                                                                  Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                             2000               1999
                                                          -----------       -----------
Average yield implicit in income earning assets:

  Amortization of unearned lease income                   $ 3,066,373       $ 2,801,032
  Average investment in leases                             27,183,344        19,803,822
                                                          -----------       -----------
  Annualized rate of return on income earning assets             15.0%             18.9%
                                                          ===========       ===========
Average cost of financing:
  Interest expense                                        $ 1,930,758       $ 1,315,308
  Average loans payable balance                            27,111,067        18,182,888
                                                          -----------       -----------
  Annualized average cost of financing                            9.5%              9.7%
                                                          ===========       ===========

Spread                                                            5.5%              9.2%
                                                          ===========       ===========

The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in it's leases and it's cost of funds (the "Spread"). As summarized below during nine months ended September 30, 2000 the Spread was 5.5% as compared to 9.2% a year earlier. During the nine months ended September 30, 2000 the Company's cost of financing remained relatively constant. Due to increased competition the Company had to decrease the interest rate inherent in its leases which sharply decreased the rate of return on its income earning assets.

Initial direct costs:

                                   For the Nine
                                   Months Ended
                                   September 30
                            ---------------------------         Increase        % Increase
                                2000              1999         (Decrease)       (Decrease)
                             ----------       ----------       ----------       ---------
Total lease revenue          $3,066,373       $2,801,032       $  265,341          9.5%
Amortization of initial
  direct costs                  272,092          154,644          117,448         75.9%
                             ----------       ----------       ----------         ----

Percentage                          8.9%             5.5%                          3.4%
                             ==========       ==========                           ====


Initial direct costs consists primarily of commissions, auto repairs and repossession costs. Such costs are amortized over the life of the lease using the interest method. As a percentage of revenue, such amortization increased by 3.4% for the nine months ended September 30, 2000 as compared to the same period in 1999. Such increase was due to a large increase in leases entered into during the nine months ended September 30, 2000 as compared to a year earlier.

                                                                          For the Nine
                                                                          Months Ended
                                                                          September 30,
                                                                   ---------------------------       Increase          % Increase
                                                                      2000             1999         (Decrease)         (Decrease)
                                                                   ----------       ----------      ----------         ----------
Total revenues                                                     $3,299,872       $2,919,949       $  379,923           13.0
                                                                   ----------       ----------       ----------        -------

Selling, general and administrative expenses:

  Provision for bad debts                                             156,000          132,000           24,000           18.2
  Salaries and wages                                                  352,861          242,588          110,273           45.4
  Payroll taxes                                                        27,768           55,618          (27,850)         (50.1)
  Rent and real estate taxes                                          103,875           89,850           14,025           15.6
  Travel and entertainment                                             50,683           74,788          (24,105)         (32.2)
  Professional fees                                                    98,640           30,882           67,758          219.4
  Amortization of deferred charges                                     33,974           17,884           16,090           90.0
  Other selling, general and
    administrative expenses                                           183,906          216,569          (32,663)         (15.1)
                                                                   ----------       ----------       ----------        -------

                                                                    1,007,707          860,179          147,528           17.2
                                                                   ----------       ----------       ----------        -------

Percent of total revenues                                                30.5%            29.4%             1.1%           1.1
                                                                   ==========       ==========       ==========        =======

Selling, general and administrative expenses ("SG&A") increased from $860,179 during the nine months ended September 30, 1999 to $1,007,707 during the nine months ended September 30, 2000 (an increase of $147,528). This increase was attributed to increases in bad debts and salaries and wages and professional fees, which were caused, by the large increase in revenues. However, as a percentage of revenues, SG&A expenses decreased by only 1.1% due to revenues increasing at the same rate as SG&A expenses.

Three months ended September 30, 2000 and 1999.

Revenues are summarized as follows:

                                          For the Three
                                          Months Ended
                                          September 30,
                                 ----------------------------         Increase       % Increase
                                     2000            1999            (Decrease)      (Decrease)
                                 -----------      -----------        ----------      ----------

a) Amortization of unearned
    lease income                 $   661,895      $ 1,388,041       ($  726,146)        (52.3)
b) Gain (loss) on sale of
    of vehicles                      140,611         (109,939)          250,550        (227.9)
                                 -----------      -----------       -----------       -------

                                 $   802,506      $ 1,278,102       ($  475,596)         37.2
                                 ===========      ===========       ===========       =======



a) Revenues for the quarter ended September 30, 2000 decreased by approximately 52.3% when compared with the same period in 1999. The Company enjoyed a extremely large increase in revenue during the September 1999 quarter due to an expansion of their dealer networks which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. The aforementioned large revenue increase during the September 1999 quarter, coupled with a soft leasing period during the September 2000 quarter combined to account for the large decrease in revenues.

     Included in unearned income are initial payments received from leases which aggregated $104,780 and $163,627 during the three months ended September 30, 2000 and 1999, respectively. 50% of such payments consists of application fees and approximately 50% of nonrefundable payment of the first month's lease payment. It is the Company's policy to charge these amounts to operations when received. Such recognition policy results in approximately the same revenues as would be recognized if the interest method was used.

b) In the event that the purchase option is not exercised by the leases or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of a sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During the three months ended September 30, 2000 the Company realized a gain from the sale of vehicles of $140,611 compared with a loss of $109,939 the year before. The loss during the September 1999 quarter was the result of the sale of many vehicles which did not go to full term. Loss on such sales is common since the lease values on the books are extremely high.

Interest expense:

Average rate of return on income earning assets versus average cost of financing.

                                                             For the Three
                                                             Months Ended
                                                             September 30,                  %
                                                      -----------------------------      Increase
                                                          2000           1999           (Decrease)
                                                          -----          -----          ----------
Average yield implicit in income earning assets:
  Amortization of unearned lease income               $   661,895       $ 1,388,041
  Average investment in leases                         28,000,553        23,433,249
                                                      -----------       -----------
  Annualized rate of return on income
    earning asset                                             9.5%             23.7%       (14.2)
                                                      -----------       -----------
Average cost of financing:
  Interest expense                                        624,274           575,059
  Average loans payable balance                        27,593,000        22,552,000
                                                      -----------       -----------
  Annualized average cost of financing                        9.1%             10.1%       ( 1.2)
                                                              ---              -----        ----

Spread                                                        0.4%             13.5%       (13.0)
                                                              ===              ====         ====


The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in it's leases and it's cost of funds (the "Spread"). As summarized above the Spread during three months ended September 30, 2000 was only 0.4% as compared to a year earlier. Due to increased competition during the September 2000 quarter, the Company decreased the interest rate inherent in its lease which sharply decreased the rate of return on its income earning assets. Such decrease was a major cause of the loss during the September 2000 quarter.

Initial direct costs:


                                          For the Three
                                          Months Ended
                                          September 30,                                      %
                                -----------------------------         Increase            Increase
                                   2000               1999            (Decrease)          (Decrease)
                                ----------         ----------         ----------          ----------
Amortization of unearned
  lease revenue                 $  661,895         $1,388,041         ($ 726,146)          (52.3)
Amortization of initial
  direct costs                      90,688             51,548         (   39,140)          (76.0)
                                ----------         ----------         ----------

Increase as a percentage
  of revenue                          13.7%               3.7%           10.1%
                                      ====                ===            ====


Initial direct costs consists primarily of commissions, auto repairs and repossession costs. Such costs are amortized over the life of the leases using the interest method. As a percentage of revenue, such amortization increased by 10.0% for the three months ended September 30, 2000 as compared to the same period in 1999. Such increase was due to direct costs incurred on the large increase in leases entered into during the three months ended September 30, 1999 as compared to the three months ended September 30, 2000.

Selling, General and Administration Expenses ("SG&A") As a Percentage of Total
Revenues:

                                          For the Three
                                          Months Ended
                                           September 30,                                      %
                                 -----------------------------          Increase           Increase
                                    2000               1999             (Decrease)        (Decrease)
                                 ----------         ----------          ----------        ----------

Total revenues                   $  802,439         $1,278,102         ($ 475,663)          (37.2)
Selling, general and
  administrative expenses           197,527            211,062         (    9,535)          ( 6.4)
                                 ----------         ----------          ---------
Increase as a percentage
  of revenues                          24.6%              16.5%               8.1%
                                       ====               ====               ====



SG&A expenses decreased from $211,092 during the September 1999 quarter to $197,527 during the September 2000 quarter (a $13,565 decrease). This decrease was attributed to decreases in bad debts and professional fees. As a percentage of revenues, SG&A expenses increase by 8.1% due to the presence of fixed costs which remained relatively constant on decrease revenues.

Such increases are summarized as follows:

                                                                      For the Three
                                                                      Months Ended
                                                                      September 30,                            %
                                                             -------------------------------            Increase
                                                               2000                  1999              (Decrease)
                                                             ---------             ---------            ---------
Provision for bad debts                                          $ -                $ 4,000             ($ 4,000)
Salaries and wages                                             114,140               108,776                5,364
Payroll taxes                                                    6,412                 5,207                1,205
Rent and real estate taxes                                      27,750             ( 17,219)               44,969
Travel and entertainment                                        13,218                24,838            ( 11,620)
Professional fees                                               55,963                61,260            (  5,297)
Amortization of deferred charges                                 7,411                17,884            ( 10,473)
Other selling and administrative expenses                     ( 27,367)                6,316            ( 33,683)
                                                             ---------             ---------            ---------

                                                              $197,527              $211,062            ($13,535)
                                                             =========             =========            =========

The expansion of leasing operations during the latter part of 1999 and during the nine months ended September 30, 2000 necessitated the hiring of additional office personnel. Other SG&A expenses decreased due to a decrease in professional fees. Travel and entertainment and amortization of deferred charges.
                                      20

Financial Condition

The Company's cash position at September 30, 2000 was $4,773, a decrease of $28,333 from December 31, 1999. The net investment in direct finance leases represents the aggregate future lease payments due to the Company from its leases. Such amount was $27,339,056 at September 30, 2000 and $27,109,444 at December 31, 1999. Management feels that it has adequately reserved for any possible bad debt. Purchase of leased vehicles is financed under several separate credit facilities. Such indebtedness aggregated $27,611,968 at September 30, 2000 and $26,610,165 at December 31, 1999.

Vehicle held for sale or re-lease increased from $1,300,843 at December 31, 2000 to $2,225,414. Such increase was the result of an increase in vehicle coming off lease during the first nine months of 2000 compared with, $222,181 the same period in 1999.

Accounts payable and accrued expenses decreased from $512,324 at December 31, 2000 to $222,181 at September 30, 2000. The balance at December 31, 1999 was very high due to a slowdown by the Company in paying its bills due to insufficient operating funds. Approximately $197,000 was loaned to the Company by its president during the nine months ended September 30, 2000, thus increasing the loan balance to approximately $305,000.

Due to the timing difference between book and tax treatment of leasing operations, the Company has a deferred tax liability as of September 30, 2000 of $740,000. Such amount increased by $34,000 during the nine months ended September 30, 2000.

Stockholders' equity increased by $182,871 during the nine months ended September 30, 2000. Such increases were the result of income of $50,371 and the sale of 165,000 common shares for $165,000. These increases in stockholders' equity were partially offset by additional amounts loaned to related party of $32,500.

Liquidity and Capital Resources:

During the nine months ended September 30, 2000 cash of $358,126 was used in operations which is summarized as follows: (i) net income of $50,371, which is adjusted for non cash items of $126,827, (ii) an increase in loans payable of $1,001,803 and (iii) a decrease in prepaid expenses and other assets of $10,000. Offsetting these increase in cash flows was: (i) a decrease in the net investment in direct finance leases in the amount of $267,705, (ii) an increase in vehicles held for sale or re-lease of $924,571 and (iii) a decrease in accounts payable and accrued expenses of $290,143.

During the nine months ended September 30, 2000, the Company raised $165,000 through the sale of 165,000 shares of its common stock pursuant to Rule 504 offerings at $1.00 per share.

Working capital at September 30, 2000 of $63,448, showed an improvement over the negative working capital balance at December 31, 1999 of $427,524.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Royal Acceptance Corporation
                                                (Registrant)

                                        By: /s/ Richard Toporek
                                            -------------------------
                                            Richard Toporek
                                            President