Form 10KSB
period 2000-12-31
ROYAL ACCEPTANCE CORP
filed 2001-09-07
CIK 1108226

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      ----

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000


                          Royal Acceptance Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                22-3680581
 ------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


90 Jericho Turnpike, Floral Park, New York                    11001
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (516) 488-8600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, par value $.001
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuers revenues for the most recent fiscal year were $4,605,938.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $0.18 last sales price reported by the NASD composite feed on July 10, 2001, was $1,459,388.

As of July 10, 2001 the registrant had issued and outstanding 8,107,709 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1.  Description of Business

The Company

         Royal Acceptance Corporation or "Royal" was incorporated on November 15, 1996. On January 2, 1997, in a corporate restructuring, it merged with Royal Finance Company, a New Jersey corporation ("RFC") as a result of which RFC ceased to exist. Royal had very limited operations and together with RFC was a development stage company organized to develop and operate a financial services business specializing in the acquisition and service of lease contracts for previously owned automobiles. On July 15, 1999, Royal acquired from Alliance Holdings Limited Partnership, all of the issued and outstanding shares of RIT Auto Leasing Group, Inc. ("RIT") in exchange for 5,650,000 shares of Royal's common stock. RIT is now Royal's only subsidiary, and Royal conducts all of its operations through RIT.

RIT's Business

         RIT is in the business of leasing new and pre-owned automobiles with terms generally ranging from twelve to sixty months. It markets its leasing services through telephone solicitation and advertising. The sources of RIT's automobiles for lease are predominantly automobile dealers in the eastern region of the United States. From time to time, Royal also receives requests for financing of commercial industrial equipment such as computers, airplanes, boats and construction equipment. Royal typically refers these leases to other companies for a fee. These fees, however, contribute an insignificant amount to its revenues. Royal's customer base is derived from the general public and corporate accounts.

         RIT was incorporated in 1993, at which time it focused primarily on the leasing of low end automotive and commercial vehicles. At that time it had a lease portfolio of approximately 250 vehicles valued at approximately $3 million. Presently, its product lines consist primarily of high end vehicles (exotic and luxury), limousines,ambulances, tow trucks, and tractors.

         RIT markets its leasing services through a network of dealer referrals, trade shows and magazine advertising. The majority of RIT's leasing income is derived from its dealer networks throughout the country. RIT's management estimates that approximately 75% of its gross leasing income is generated from its dealer networks located in Florida, North Carolina, California, Georgia and Illinois with the balance of its income generated from referrals, trade shows and magazines. RIT relies upon commercial financial institutions from which it obtains financing to purchase the vehicles it leases, including Ford Motor Credit, European American Bank, Bombardier Capital, 1st Source Bank and Associates Commercial Corp. Gross lease revenues represent aggregate amounts which Royal receives from its customers on its leases, most of which Royal pays over to its lenders. From these leases, Royal received on average revenues of approximately $1,888,000 for 1998, $3,443,000 for 1999 and $4,840,000 for 2000].

Industry and Competition

         The auto leasing industry in which Royal operates is highly competitive and has experienced consolidation in recent years. Royal has many competitors but none which dominate the industry. Royal believes that its two largest competitors are MIC Leasing Corp. and Car Corp., but it also believes that its portfolio of leases is larger than either of theirs. Royal does not consider financing companies which are affiliated with large auto dealers, such as Daimler Chrysler, to be its direct competitors since customers who qualify for financing through these dealer affiliates or can lease directly from these dealers will not normally approach Royal for financing. Royal and leasing companies like it provide alternative financing sources for customers who are unable to obtain financing from primary sources.

Business Strategy

         RIT's general business objective is to (i) provide personal and attentive service to its clientele, (ii) lease primarily to high-quality credit applicants in order to continue to build a lease portfolio with low delinquency and credit loss rates, (iii) finance its lease portfolio with competitive credit terms and (iv) manage its residual risk relating to RIT's resale of automobiles after the expiration of the lease term.

         In general, consumers have a variety of financing alternatives available to them in acquiring the use of a new automobile, either through the purchase or lease of such vehicle. In financing the purchase of a vehicle there are various loan alternatives including, fully amortizing loans, balloon payments, no money down or low down payments. In terms of leasing vehicles, there are various options, including payment schedules, term, maintenance and repurchase rights. The primary benefit of leasing over purchasing is that leasing typically provides a consumer with the opportunity to acquire the use of a new automobile at a lower monthly payment than financing the purchase of such vehicle, usually without a significant initial cash outlay, and enables the return of the automobile without any further liability at the end of the lease term. Companies which provide employees with automobile transportation typically lease such vehicles and expense the costs. The increase in new vehicle prices in relation to annual median family income has been a contributing factor in the growth in the leasing and used automobile markets. This has provided RIT with a further opportunity for revenue growth through the resale of its vehicles after the term of the lease or in the event there are defaults of the leases.

         RIT's primary goal is to expand its leasing operations, increase and obtain better terms with respect to the financing of the vehicles it leases and to increase the profitability of its vehicle remarketing program. RIT's strategy for continued growth is to (i) increase lease origination by (a) increasing its name recognition, (b) acquiring similar companies or their assets, (c) development, expansion and retention of existing clients, and (d) expansion into new geographic markets, (ii) increase and improve the terms of its financing arrangements, (iii) further develop and increase the profitability of its used automobile remarketing operations, and (iv) lease primarily to high quality credit applicants in order to continue to build a lease portfolio with low delinquency and credit loss rates.

         RIT purchases each vehicle pursuant to its client's specifications and finances its purchase. RIT usually finances the purchase of each vehicle to correspond with the term of the lease, such that upon the completion of the lease term, the lessees have the option of purchasing the automobile at a predetermined purchase price or turn the automobiles in and have no further obligation.

          The term of the leases range generally between 12 and 60 months, with the average lease being 48 months. In addition to setting forth the lease term, the amount of the rental payments and the mileage allowance, each lease requires the lessee to pay all fees, taxes, fines and other costs relating to the use of the vehicle. Generally, the lessee pays the first month's lease payment in advance of the lease term and in some instances puts up a security deposit usually equal to a one month lease amount. The lessee is required to maintain liability and casualty insurance on each vehicle at specified limits and to name RIT as an additional insured and loss payee. Each lease applicant must provide information regarding, among other things, corporate history, length of time in business, ability to pay based both on income level and credit history, including comparable borrowing experience and past history. The foregoing procedures provide the general basis for RIT's credit decisions.

Direct Financing Leases

         Royal focuses its operations and its marketing efforts on direct financing leases rather than operating leases. Direct financing leases generally contain open-end lessee purchase options and/or bargain purchase options. Open end lessee purchase options require the lessee, upon termination, to either purchase the related vehicle for the stated purchase option price or, if returned, to be responsible for any deficiency between the stated option price and the eventual price realized by Royal upon the vehicle's disposition. These leases also include certain leases containing closed-end lessee options whereby Royal expects (although not a requirement) the lessee to purchase the vehicle for the stated option price. Royal takes a large down payment,or "capital cost reduction" on the majority of these closed-end leases and the purchase option prices are generally well below the anticipated value of the related vehicle.

         Royal finances its vehicle purchases through several financial institutions. A security interest is granted to the financial institution both in the lease and the underlying leased asset as collateral for each loan. If the lessee does not exercise the purchase option at the end of the lease, or in the case of default, Royal takes possession of the underlying leased asset and either sells or re-leases it and remits to the financial institution the outstanding loan balance.

         Royal currently has no operating leases and does not focus its marketing efforts on these types of leases and had no such leases during 2000.

Other Sources of Revenue

         In addition to revenues it receives from its leasing operations, Royal generates revenues by selling vehicles which have been returned to it either prior to the expiration of the lease term or after the lease term in cases where the lessee does not exercise its option to purchase the vehicle. Revenues from these sources, however, are significantly less than those from Royal's leasing operations, and, in some periods, Royal experienced a loss on vehicle sales due to an inability to sell vehicles at a sufficient price to cover balances due by Royal on the respective leases. For the year ended December 31, 2000, Royal again generated no revenues from vehicle rentals and experienced a gain of $368,323 or,7.6% of revenues, from sales of vehicles.

         Although Royal has customers that lease large numbers of vehicles through it, it has no major customer accounting for more than 10% of its revenues. Royal relies on a small number of car dealers from whom it receives referrals for leases.

         RIT currently has ten employees and maintains an auto lease portfolio of approximately 1,500 vehicles.


Item 2. Description of Property

         Royal's corporate headquarters are located at 90 Jericho Turnpike, Floral Park, New York. It has satellite offices in California, Florida, Georgia and North Carolina and intends to open three additional satellite offices within the next twelve months.

         Royal believes that its current facilities will meet its office needs and that suitable facilities will be available when, and if needed, to accommodate it's future operations.

Item 3. Legal Proceedings

         On June 1, 2001 an action was commenced in the Supreme Court of the State of New York, County of Nassau by Ford Motor Credit Company against RIT Auto Leasing Group, Inc. and Richard Toporek, alleging that RIT is in default under the terms of its agreements with Ford for failing to make monthly principal payments through May 15, 2001 in the approximate amount of $1,216,489 plus accrued interest through May 31, 2001 of approximately $227,130 (with interest continuing to accrue at the daily rate of $2,263.25). Ford also contends that as a result of such default, they are entitled to possession of the assigned leases, vehicles and proceeds thereof and have asked for an injunction against RIT and Richard Toporek from receiving and collecting lease payments. Richard Toporek, president of RIT, is a guarantor under the agreements with Ford. RIT and Toporek have denied the claims of Ford and have interposed counterclaims against Ford alleging, in essence, that Ford, after advising each vehicle lessee serviced by RIT that the vehicles had been assigned to Ford and that all payments were to be made directly to Ford, refused to accept such assignments and/or refused to service those leases or enforce their terms and provisions. RIT is also contending that (i) the actions of Ford jeopardized the collateral underlying the leases to the detriment of RIT and (ii) Ford failed to take reasonable action to protect the value of said collateral, also acted to the detriment of RIT. Ford has denied the allegations of RIT.

         As the aforesaid action was recently commenced and is still in the discovery stage we are advised by our counsel that they are unable to assess and/or evaluate the eventual outcome of the litigation and/or estimate the amount or range of recovery.

         On June 8, 2000 RIT commenced an action against Bombardier Capital, Inc. in the Supreme Court of the State of New York, County of Nassau alleging that Bombardier breached the terms of its Master Purchase Agreement with RIT by
(i) failing to accept assignment of specific commercial paper covering certain vehicles and equipment; (ii) failing to service commercial paper which Bombardier remained obligated to service pursuant to the terms of the Master Purchase Agreement; and (iii) directing lessees to cease making payments to RIT with respect to certain commercial paper which payments were to be made directly to RIT. RIT has also alleged fraudulent misrepresentations on the part of Bombardier relating to the Master Purchase Agreement and failure to enforce insurance requirements to the commercial paper assigned to it, thereby creating exposure to loss and damage due to uninsured collateral as well as preventing RIT the use of Bombardier's data base, tortions interference with RIT's customers and accounting. RIT is alleging damages in an amount to be determined not to exceed $12,500,000.

         Bombardier has denied the claims of RIT and has counterclaimed against RIT, claiming RIT is in default of its obligations under the Master Purchase Agreement, having, among other things, (i) refused to repurchase the commercial paper held by Bombardier; (ii) improperly received monthly payments and/or payoffs on certain leases and not receiving and/or not forwarding the proceeds to Bombardier; (iii) jeopardizing Bombardier's interest in certain commercial paper. Bombardier is asking for compensatory damages in the approximate amount of $9,000,000 as well as injunctive relief to protect their interests in the commercial paper that is the subject of the Master Purchase Agreement.

         Counsel to RIT has indicated that it is unable to assess and/or evaluate the eventual outcome of the litigations and/or estimate the amount or range of recovery, if any, on the counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Item 5. Market For Common Equity and Related Stockholder Matters

         Royal's securities are traded in the over-the-counter market "pink sheets". Our trading symbol is "RYFC". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following sets forth the range of high and low bid information for the quarterly periods as reported by the National Quotation Bureau:


                                      High           Low
                                      ----           ---

1998:             2nd  Quarter         .25           .25
                  3rd  Quarter         .25           .25
                  4th  Quarter         .25           .25

1999:             1st  Quarter        2.00           .25
                  2nd  Quarter        2.375          .25
                  3rd  Quarter        1.40625        .03125
                  4th  Quarter        3.375         1.03125

2000:             1st  Quarter        4.125          .25
                  2nd  Quarter         .30           .10
                  3rd  Quarter         .81           .20
                  4th  Quarter         .625          .15

         Holders


         As of July 10, 2001, the number of holders of record of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 113.

         Dividend Policy

         Royal does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, Royal's financial condition, capital requirements and business condition.

         From January 14, 2000 through March 14, 2000, the Company sold 165,000 shares of its common stock to ten accredited investors at a price of $1.00 per share under Rule 504 of Regulation D of the Secuites Act of 1933, as amended (the "Securities Act")

         In January 2001, the Company issued 100,000 shares of its common stock to its counsel in payment of $25,000 in accrued legal fees. In April 2001, the Company sold to accredited investors, 310,000 shares of its common stock for $.25 per share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below or elsewhere in this report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) changes in the terms or availability of lenders credit facilities to the Company, (c) the ability to successfully identify and contract new business opportunities, (d) regulatory or legal changes affecting the Company's business, or (e) ability to secure necessary capital for general operating or expansion purposes. Additionally, the Company is engaged in legal proceedings with two financial institutions. If the ultimate resolutions of these proceedings are unfavorable, the Company may not be able to meet their obligations as become due. Should one or more of these or any other risks or uncertainties materialize, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected. These uncertainties raise substantial doubt about the Company's ability to meet their obligations as they become due and to continue as a going concern.

Results of Operations:

For the years ended December 31, 2000 and 1999:

Revenues are summarized as follows:

                                        For the Years Ended
                                              December 31,                               %
                                    ---------------------------       Increase        Increase
                                       2000             1999         (Decrease)      (Decrease)
                                    -----------     -----------     -----------         -----

Amortization of unearned
  lease income                      $ 4,238,000     $ 3,049,000     $ 1,189,000         39.00
Gain (loss) on sale of vehicles         368,000         394,000         (26,000)        (6.60)
                                    -----------     -----------     -----------

                                    $ 4,606,000     $ 3,443,000     $ 1,163,000         33.78
                                    ===========     ===========     ===========         =====


Revenues for the year ended December 31, 2000 increased by approximately 33.8% when compared with 1999. The increase was a result of management's expansion of its financial relationships to include several new major financing sources enabling the Company to consummate additional lease agreements. Increase in customer referrals has also had an impact on the Company's revenues.

In the event that the lessee does not exercise the purchase option or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of a sale, the variant between the selling price and carrying amount of the lease is picked up in income. During the year December 31, 2000 and 1999 the Company realized a gain from the sale of vehicles of $368,323 and $393,586, respectively. The gross profit on the sale of vehicles was approximately 22% in both years, which is lower than the 49% gross profit attained in 1998. The reduction is the resulting of a drop in demand for pre-owned vehicles as well as a function of the economy, the type of vehicles sold, the physical condition of the vehicles sold, the lease terms and whether the vehicle was repossessed or came off lease at the termination date.

The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in its leases and its cost of funds (the "Spread"). As summarized below, during the year ended December 31, 2000 such Spread was 7.52% as compared to 8.60% a year earlier. During the year ended December 31, 2000, the Company's cost of financing increased and management increased the rates inherent in the leases it wrote to counterbalance the increase in its cost of credit. The Company attributes its ability to increase interest rates to the "Bull Market" and general business conditions.

Average yield of implicit interest rate on leases versus average cost of financing.

                                                    For the Years Ended
                                                         December 31,                                     %
                                              ------------------------------         Increase          Increase
                                                 2000               1999            (Decrease)        (Decrease)
                                              ------------      ------------       ------------       ---------

Yield implicit in income earning assets:
  Amortization of unearned income             $  4,238,000      $  3,049,000       $  1,189,000         39.00
  Average investment in lease                 $ 25,916,000      $ 19,432,000       $  6,484,000         33.37
  Rate of return on income earning assets        16.48%             15.69%                               0.66
                                                 =====              =====

Average cost of financing:
  Interest expense                            $  2,854,000      $  1,943,000       $    911,000         46.89
  Average loans payable balance               $ 26,751,000      $ 27,307,000      ($    556,000)        (2.04)
  Annualized average cost of financing           10.67%              7.12%                               2.69
                                                 =====              =====


                                                  5.68%              8.57%                              (2.89)
                                                 =====              =====

The yield decreased 2.89% in 2000 from 1999 because of the increase in borrowing costs from the Company's four major lenders as the prime rate increased. Although management was able to increase the implicit interest rate in its leases, it was unable to fully offset the effects of the increased borrowing costs.

Initial direct costs:

                                                   For the Years Ended
                                                        December 31,                                       %
                                             -------------------------------          Increase          Increase
                                                 2000                1999            (Decrease)        (Decrease)
                                              ----------          ----------          ----------       ----------

Total lease revenue                           $4,238,000          $3,049,000          $1,189,000          39.00
Amortization of initial direct costs             353,000             206,000             147,000          71.36

Percentage                                      8.33%               6.76%                                  1.57
                                                =====               =====


Initial direct costs consist primarily of commissions, automobile repairs and repossession costs. Such costs are amortized over the life of the lease using the interest method. As a percentage of revenue, such amortization increased by 1.57% from 1999 to 2000. Such increase was due to the increase in the effective interest rate the Company earned on its income earning assets during 2000.

Selling, general and administrative expenses as a percentage of total revenues:

                                                For the Years Ended
                                                    December 31,                                              %
                                         --------------------------------             Increase            Increase
                                            2000                  1999               (Decrease)          (Decrease)
                                         ----------            ----------            ----------           --------
Total revenues                           $4,606,000            $3,443,000            $1,163,000            33.78
Selling, general and
  administrative expenses                 1,953,000             1,400,000               553,000            39.50

                                          42.40%                 40.67%                                     1.73
                                          ======                 ======                                     ====

Selling, general and administrative expenses ("SG&A") increased from $1,400,000 during the year ended December 31, 1999 to $1,953,000 during 2000 (an increase of $553,000). As a percentage of total revenues, SG&A increased by 1.73%. Such increase was due to the 33.8% increase in revenues during 2000 while SG&A costs increased 39.5%. Such increases (decreases) are summarized as follows:

                                               For the Years Ended
                                                   December 31,                            %
                                             ----------------------      Increase       Increase
                                              2000          1999        (Decrease)     (Decrease)
                                          ----------     ----------     ----------     ----------

(a) Provision for bad debts               $  677,000     $  328,000     $  349,000       106.40
(b) Salaries, wages and payroll taxes        499,000        466,000         33,000         7.08
(c) Rent and real estate taxes               166,000        176,000        (10,000)       (5.68)
(d) Travel and entertainment                  69,000        102,000        (33,000)      (32.35)
(e) Professional fees                        167,000         73,000         94,000       128.77
(f) Amortization of deferred charges          46,000         40,000          6,000        15.00
(g) Other                                    329,000        215,000        114,000        53.02
                                          ----------     ----------     ----------       ------

                                          $1,953,000     $1,400,000     $  553,000        39.50
                                          ==========     ==========     ==========       ======

Selling, general and administrative expenses as a percentage of total revenues:

(Continued)

(a) Provision for bad debts -The provision for bad debts is based on delinquencies and not volume. A higher provision was required in 2000 due to higher delinquencies.

(b) Salaries, wages and payroll taxes - Salaries, wages and payroll taxes increased due to the hiring of additional personnel to handle the additional leasing volume.

(c) Rent and real estate taxes - Rent and real taxes decreased as a percentage of revenues by 1.5%. The modest decrease in dollars for was due to a decrease in rent charged to the Company by its affiliate.

(d) Travel and entertainment - Travel and entertainment, as a percentage of revenues decreased by 1.5%. Such expenses, which do not generally vary with revenues, were incurred during 1999 to help increase revenues.

(e) Professional fees - Professional fees, as a percentage of revenues increased by 1.5%. The increase was due to expenses incurred in complying with SEC filing requirements.

(f) Amortization of deferred income taxes - Amortization of deferred charges creased by 0.2% as a percent of revenues due to the increase in revenues and the fixed nature of the amortization expense.

(g) Other - Other selling, general and administrative expenses increased a modest 0.6% of a percentage of revenues. These other costs are partially comprised of communication costs, supplies and other volume sensitive expenses as well as a general increase in insurance, depreciation and utilities.

Income Taxes:

 The income tax benefit increased $158,000 (367.44%) in fiscal 2000 to $201,000 (4.4% of revenues) from $43,000 (1.2% of revenues) due the increase in the pretax loss incurred in the current year.

Net Loss:

The net loss increased $252,000 (434.48%) to $310,000 (6.7% of revenues) in 2000 from $58,000 (1.7% of revenues) for the reasons stated above.

Revenues are summarized as follows:

                                    For the Years Ended
                                         December 31,                                  %
                                ---------------------------        Increase         Increase
                                    1999            1998          (Decrease)       (Decrease)
                                -----------     -----------      -----------       ----------
(a) Amortization of
      unearned income            $ 3,049,000     $ 1,164,000     $ 1,885,000         161.94
(b) Gain on sale of vehicles         394,000         505,000        (111,000)        (21.98)
(c) Rental income                          -         219,000        (219,000)       (100.00)
                                 -----------     -----------     -----------
                                 $ 3,443,000     $ 1,888,000     $ 1,555,000          82.36
                                 ===========     ===========     ===========        =======

(a) The Company classifies the majority of its leases as direct finance leases in accordance with Financial Standards Board Statement No. 13 - Accounting for Leases ("FASB No. 13"). Under FASB No. 13, revenues under the direct financing leases are accounted using the interest method. This method recognizes the excess of aggregate rentals receivable and lease purchase options over the cost of the leased vehicles over the term of the lease so as to produce a constant periodic rate of return on the net investment in the lease. The dollar value increase of $1,885,000(a 162% increase) was a result of management's efforts to increase its dealer networks, which has been expanded to include locations in Florida, North Carolina, California, Georgia and Illinois. Increase in customer referrals has also had an impact on the Company's revenues.

(b) In the event that the lessee does not exercise the purchase option or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of a sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During 1999, the Company collected $1,779,953 on the sale of vehicles and realized a gain of $393,586 (or 22% gross profit) on such sales. During 1998, the Company collected $1,015,936 on the sale of vehicles and realized a $504,775 gain (49% gross profit) on such sales. The gross variant is a function of the economy, the type of vehicle sold, the physical condition of the vehicles sold, the lease terms and whether the vehicle was repossessed or came off lease at the termination date.

(c) Prior to 1999, a small portion of Company leases were classified as operating leases insofar as they did not satisfy the capital lease criteria of FASB No. 13. Lease payments are recognized as rental income on such leases. Rental income during 1998 aggregated $219,622 as compared to $-0-during 1999.

Average yield of implicit interest rates on leases versus average cost of financing:

                                                                   For the Years Ended
                                                                       December 31,                     %
                                                                 ------------------------           Increase
                                                                   1999            1998            (Decrease)
                                                                 ---------       --------          ----------
Average yield implicit in income earnings assets:

  Amortization of unearned income and rental income             $ 3,049,000       $ 1,383,000          120.46
  Average investment in leases                                  $19,432,000       $ 8,952,000          117.07
  Rate of return on income earning assets                         15.69%             15.45%              2.40
                                                                  =====              =====
Average cost of financing:
  Interest expense, less the cost attributable
    to indebtedness incurred for operating
    lease assets of $-0- in 1999 and $160,000 in 1998           $ 1,943,000       $   994,000           95.47
  Average loans payable balance
    on direct finance leases                                    $27,307,000       $ 9,952,000          174.38
  Annualized average cost of financing                             7.17%              9.99%             (2.87)
                                                                  =====              =====             ------

Spread                                                             8.57%              3.01%              5.56
                                                                  =====              =====             ======


The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in its leases and its cost of funds (the "Spread"). As summarized above the Spread during 1999 was 8.57% as compared to 3.01% during 1998. In order for the Company to increase its leasing business, it was necessary to accept less creditworthy leases. The Company compensated for its increased credit risk by increasing the interest rates implicit in its leases. In addition, the Company leased more expensive vehicles during 1999, which generally carry higher implicit interest rates. The Company also was successful in the later part of 1998 in securing a line of credit at a more favorable rate.

Amortization of initial direct costs as it relates to the amortization of unearned income:

                                             For the Years Ended
                                                 December 31,                                       %
                                       -------------------------------           Increase       Increase
                                          1999                 1998            (Decrease)      (Decrease)
                                       ----------           ----------         ----------      ----------
Amortization of unearned income        $3,049,000           $1,164,000         $1,885,000       161.94
Amortization of initial
  direct costs                            206,000               69,000            137,000       198.55

Percentage                               6.76%                5.93%                               0.83
                                         =====                =====

Initial direct costs consist primarily of commissions, automobile repairs and repossession costs. Such costs are amortized over the life of the lease using the interest method. As a percentage of revenue, such amortization remained relatively constant during 1999 and 1998.

Selling, general and administrative expenses as a percentage of total revenues:

                                               For the Years Ended
                                                   December 31,                                %
                                           --------------------------       Increase        Increase
                                              1999            1998         (Decrease)      (Decrease)
                                           ----------      ----------      ----------      ----------

    Total revenues                         $3,443,000      $1,888,000      $1,555,000         82.4
                                           ----------      ----------      ----------

(a) Provision for bad debts                $  328,000      $  297,000      $   31,000         10.4
(b) Salaries, wages and payroll taxes         466,000         266,000         200,000         75.2
(c) Rent and real estate taxes                176,000         118,000          58,000         49.2
(d) Travel and entertainment                  102,000          75,000          27,000         36.0
(e) Professional fees                          73,000          26,000          47,000        180.8
(f) Amortization of deferred charges           40,000               -          40,000        100.0
(g) Other                                     215,000         123,000          92,000         74.8
                                           ----------      ----------      ----------

                                           $1,400,000      $  905,000      $  495,000         54.9
                                           ==========      ==========      ==========

(a) Provision for bad debts -The provision for bad debts as a percentage of revenues in 1999 was 9.5% compared to 15.8% in 1998. The decrease was due to fewer delinquencies during 1999 in spite of a large increase in revenues.

(b) Salaries, wages and payroll taxes - Salaries, wages and payroll taxes as a percentage of revenues decreased an immaterial 1.4%; however, the 59.3% increase was the result of hiring additional back office personnel.

(c) Rent and real estate taxes - Rent and real estate taxes as a percentage of revenues was 5.1% in 1999 and 6.2% in 1998. The percentage decrease was due to rent being a fixed cost. The dollar increase was due to an increase in rent charged to the Company by its affiliate.

(d) Travel and entertainment - Travel and entertainment as a percentage of revenues was 3.0% in 1999 and 4.0% during 1998. Such costs, which generally do not vary with revenues, were spent on travel and entertainment during 1999 in order to boost revenues.

(e) Professional fees - Professional fees as a percentage of revenues was 2.1% in 1999 compared to 1.4% during 1998. The increase of 0.7% was due to increase accounting fees incurred in order to comply with SEC filing requirements.

(f) Amortization of deferred charges - Amortization of deferred charges was 1.2% in 1999 and 0.0% in 1998. There were no costs amortized during 1998.

(g) Other - Other general and administrative expenses were 6.2% of revenues in 1999 and 6.5% during 1998. These other costs are partially comprised of communication costs, supplies and other volume sensitive expenses as well as a general increase in insurance, depreciation and utilities.

Years ended December 31, 1998 and 1997:

Revenues are summarized as follows:

                                       For the Years Ended
                                           December 31,                                 %
                                   --------------------------       Increase         Increase
                                      1998             1997        (Decrease)       (Decrease)
                                   ----------      ----------      ----------       ----------

     Amortization of unearned
       lease income                $1,164,000      $  488,000      $  676,000          138.43
     Rental income                    219,000         262,000         (41,000)         (16.25)
                                   ----------      ----------      ----------
(a)  Subtotal                       1,383,000         750,000         635,000           84.37
(b)  Gain on sale of vehicles         505,000         681,000        (176,000)         (25.86)
                                   ----------      ----------      ----------

     Grand total                   $1,888,000      $1,431,000      $  459,000           31.90
                                   ==========      ==========      ==========


(a) During 1998, the Company began phasing out its operating leases and wrote mostly direct finance leases. The revenue earned on the aggregate of operating and direct finance leases during 1998 increased by approximately $633,000 (84%) over 1997. During 1998, the Company began expanding its dealer network.

(b) In the event that the lessee does not exercise the purchase option or the vehicle is repossessed, the Company either re-leases or sells the vehicle. In the event of a sale, the variant between the selling price and the carrying amount of the lease is picked up in income. During 1998, the Company collected $1,015,936 on the sale of vehicles and realized a gain of $504,775 or (49% gross profit) on such sales. During 1997, the Company collected $860,382 on the sale of vehicles and realized a $680,832 gain (79% gross profit) on such sales. The variant was due to the sale of more vehicles, which had been leased under operating leases. These vehicles were near or fully depreciated at the time of sale. Such low book values generated higher margins in 1997 than during 1998.

Average yield of implicit interest rates on leases versus average cost of financing:

                                                         For the Years Ended
                                                                December 31,                     %
                                                      --------------------------------       Increase
                                                          1998              1997             (Decrease)
                                                      -----------       -----------          ----------

Average yield implicit in income earning assets:
  Amortization of unearned lease
    income and rental income                          $ 1,383,000       $   750,000             84.37
                                                      -----------       -----------

  Average investment in leases                        $ 9,952,000       $ 7,085,000
  Average automobiles under

    operating leases                                      528,000           627,000
                                                      -----------       -----------

                                                      $10,480,000       $ 7,712,000
                                                      -----------       -----------

  Rate of return on income earning assets                   13.20%             9.73%             3.47
                                                      -----------       -----------

Average cost of financing:
  Interest expense                                    $ 1,144,000       $   812,000
  Average loans payable balance                       $10,087,000       $ 8,436,000
                                                            11.34%             9.63%             1.71
                                                      -----------       -----------

Spread                                                       1.86%             0.10%             1.76
                                                      ===========       ===========

The profitability of the Company's leases is primarily based upon the difference between the interest rate implicit in its leases and its cost of funds (the "Spread"). As summarized above the Spread during 1998 was 1.9% as compared to 0.1% during 1997. The increase in the Spread during 1998 was in part due to the type of leases, which were entered into. During 1998, the Company stopped writing operating leases that carried a smaller markup. Virtually all leases written during 1998 were direct financing leases with higher implicit interest rates. Offsetting the increase in the rate of return during 1998 was an increase in the cost of financing which reduced the Spread to 1.9%.

Amortization of initial direct costs:

                                             For the Years Ended
                                                 December 31,                                      %
                                         -----------------------------        Increase         Increase
                                             1998              1997          (Decrease)       (Decrease)
                                          ----------       ----------       ----------        ----------
Amortization of unearned lease
  income and rental                       $1,383,000       $  750,000       $  633,000          84.40
Amortization of initial direct costs          69,000           24,000           45,000         187.50

Percentage                                  4.99%              3.20%                             1.79
                                            =====              =====                             ====

Initial direct costs consist primarily of commissions, automobile repairs and repossession costs. Such costs are amortized over the life of the lease on a straight-line basis. As a percentage of revenue, 1998 amortization increased by 1.8% over 1997 amortization. Such increases are attributed to increases in costs, especially commissions, on leases entered into during 1998.

Selling, general and administrative expenses as a percentage of total revenues:

                                                For the Years Ended
                                                     December 31,
                                            --------------------------       Increase
                                               1998            1997         (Decrease)            %
                                            ----------      ----------      ----------         ------

     Total revenues                         $1,888,000      $1,431,000      $  457,000          31.93
                                            ----------      ----------      ----------         ------

(a)  Provision for bad debts                $  297,000      $      -        $  297,000         100.00
(b)  Salaries, wages and payroll taxes         266,000         116,000         150,000         129.31
(c)  Rent and real estate taxes                118,000          76,000          42,000          55.26
(d)  Travel and entertainment                   75,000          63,000          12,000          19.05
(e]) Professional fees                          26,000          19,000           7,000          36.84
(f)  Other                                     123,000          95,000          28,000          29.47
                                            ----------      ----------      ----------         ------

                                            $  905,000      $  369,000      $  536,000         145.26
                                            ==========      ==========      ==========         ======

(a) Provision for bad debts -The provision for bad debts as a percentage of revenues in 1998 was 15.8%. There was no provision for bad debts during 1997. A provision for bad debts was required in 1998 due to an increase in leasing activities and delinquencies.

(b) Salaries, wages and payroll taxes - Salaries, wages and payroll taxes as a percentage of revenues, was 14.1% in 1998 and 8.0% in 1997. Such increase of 6.1% was the result of the hiring of additional back office personnel to handle a large anticipated increase in leasing operations during 1999.

(c) Rent and real estate taxes - Rent and real taxes as a percentage of revenues was 6.3% in 1998 and 5.3% in 1997. The percentage increase was due to an increase in rent charged to the Company by its affiliate.

(d) Travel and entertainment - Travel and entertainment as a percentage of revenues was 4.0% in 1998 and 4.3% during 1997. Such variance is immaterial.

(e) Professional fees - Professional fees as a percentage of revenues were 1.4% in 1998 compared to 1.3% during 1997. The increase of 0.1% is immaterial.

(f) Other - As a percent of revenues, other selling, general and administrative expenses were comparatively the same. The 29.47% increase was attributable to a general increase in insurance, utilities, telephone, depreciation, and other overhead items.

Liquidity and Capital Resources:

During the year ended December 31, 2000, cash of $255,343 was used in operations, which is summarized as follows:

(i)   a decrease in net investment in direct finance leases of $714,752;
(ii)  an increase in loans payable $720,752;
(iii) a decrease in other assets of $10,277.

Offsetting these increases in cash flows from operations were:

(i)   a net loss of $444,767, which is adjusted for non cash items of $135,110;
(ii)  an increase in vehicles held for sale or re-lease of $943,174;
(iii) a decrease in accounts payable and accrued expenses of $257,790;
(iv)  an increase in other assets of $10,000 and
(v) an increase in net accrued interest income on loans receivable from related parties of $44,888.

During 2000, the Company raised $165,000 through the sale of 165,000 shares of its common stock pursuant to Rule 504 of Regulation D, received $125,512 in additional loan proceeds received from its president that is offset by loans made to affiliates in the net amount of $63,337.

The Company had negative working capital of $861,000 at December 31, 2000. When the current portion of unearned income of approximately $1,375,000 is added back to the December 31, 2000 working capital deficiency, the result is a positive working capital balance of $514,000.

Financial Condition at December 31, 2000:

The Company's cash position at December 31, 2000 is $4,938, a decrease of $28,168 from December 31, 1999. The net investment in direct finance leases represents the aggregate future lease payments due to the Company from its leases. Such amount was $25,358,634 at December 31, 2000 and $26,073,386 at December 31, 1999. The Company feels that it has adequately reserved for any possible bad debts. Purchase of leased vehicles is financed under several separate credit facilities. Such indebtedness aggregated $27,330,412 at December 31, 2000 and $26,610,165 at December 31, 1999.

Vehicles held for sale or re-lease increased from $1,300,843 at December 31, 1999 to $2,244,016. Such increase was the result of an increase in vehicles coming off lease in 2000 compared with 1999. In addition there has been a fall off in the used car resale market due to both the economy and a glut of luxury used cars on the market. The value of the vehicles held for resale at December 31, 2000 and 1999 is the lower of either the vehicles fair market value or the remaining net investment in the leased vehicle prior to its coming off lease.

Accounts payable and accrued expenses decreased from $512,324 at December 31, 1999 to $254,533 at December 31, 2000. The balance at December 31, 1999 was very high due to a slowdown by the Company in the fourth quarter in paying operating expense bills due to insufficient operating funds. Approximately $126,000 was loaned to the Company by its president during the fiscal 2000 thus increasing the loan balance to approximately $246,000, including accrued interest, at December 31, 2000. Effective December 31, 2000, the president offset the liability owed to him against the $621,662 loan receivable from an affiliate of the Company which is owned by the president. The president also effectively assumed on December 31, 2000 the net obligation owed to the Company of $375,356 as due and payable from him. The president has pledged 4,000,000 shares of the Company's common stock that he controls as collateral for the loan.

Due to the timing difference between book and tax treatment of leasing operations, the Company has a deferred tax liability as of December 31, 2000 of approximately $116,000. Such amount decreased by approximately $200,000 during the year ended December 31, 2000.

Stockholders' equity increased by $20,000 during 2000. Such increase was the result of the sale of 165,000 common shares for $165,000, an officer's offsetting an obligation owed to him against an affiliate's loan from the Company, and the reduction of deferred charges of $45,000. These increases in stockholders' equity were offset by the $310,000 net loss incurred in 2000.

         Item 7. Financial Statements

         See Item 13, Exhibits, Financial Statement Schedules, and Reports on Form 8K.

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

         Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         Executive Officers and Directors

                  Our executive officers and directors and their ages as of March 15, 2001 are as follows:

          Name                   Age      Position
          ----                   ---      --------
          Richard Toporek         49      President/Secretary and Director
          Mark Caulo              42      Chief Financial Officer and Director
          Robert Ricciuti         46      Vice President and Director

         Richard Toporek has over 25 years of experience in the equipment, auto financing and leasing industry. He has been President and a Director of RIT since 1993. His responsibilities include overseeing all aspects of the daily management and operation of RIT, including the management of over $25 Million of leases as well as RIT's credit facilities. Mr. Toporek has also been the Chief Executive Officer of Professional Vehicle Leasing since 1976 and has been a Vice President of Alpha Acceptance Corp. since 1990. He is also a Director of Chariot Limousine, and Transportation, Ltd. and Liberty Sales & Truck Leasing, Inc. Mr. Toporek is founder and past president of the Tri-State Chapter of the National Vehicle Leasing Association. [Mr. Toporek will not be devoting all of his time to the business of the Company as some of his time will be devoted to Professional Vehicle Leasing and Alpha Acceptance Corp. He is a graduate of Queens College with a Bachelor of Arts degree.]

         Mark Caulo is a certified public account and is currently with MCM Tax Services Ltd. and Kornelia M. Sevfried CPA, PC, an accounting and tax planning and preparation service founded by him in 1984. Mr. Caulo's experience is concentrated in leasing and automotive related industries as well as the financial services industries. His firm is presently the outside accounting firm for RIT. Mr. Caulo does not devote his full time to the business of the Company. Mr. Caulo is a graduate of St Frances College with a Bachelor of Science Degree.

         Robert Ricciuti has been Director of Operations of Great American Commercial Leasing of Great Neck, New York, a commercial equipment and automobile leasing company since February, 1997 where he is responsible for all of the functions of the company's work flow from the initial marketing programs to the finalization of lease transactions. From 1991 to 1997 he was Director of Auto Portfolios for National Star Leasing where he was responsible for the credit analysis of all applications for equipment, automobile and truck leasing. From 1988 to 1991 he was an Assistant Vice President of Oxford Resources, a major financial institution where he directed and oversaw all aspects related to operations, collections and customer service.

         All directors of Royal hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Royal's Bylaws provide for a minimum of three (3) and a maximum of nine (9) directors. Currently, there are three directors of Royal. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of Royal.

Conflicts of Interest

         Management of Royal has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. There can be no assurance that management will resolve all conflicts of interest in favor of Royal. Failure of management to conduct Royal's business in its best interest may result in liability of the management to Royal.

Limitation on Liability of Directors

         As permitted by Delaware law, Royal's Certificate of Incorporation includes a provision which provides that a director of Royal shall not be personally liable to Royal or its stockholders for monetary damages for a breach of fiduciary duty as a director, except (i) for any breach of the director's duty of loyalty to Royal or its stockholders, (ii) under Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the unlawful repurchase or redemption of stock, or (iii) for any transaction from which the director derives an improper personal benefit. This provision is intended to afford directors protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of duty of care by a director. As a consequence of this provision, stockholders of Royal will be unable to recover monetary damages against directors for action taken by them which may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit the right of Royal or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty. Royal believes this provision will assist in securing and retaining qualified persons to serve as directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of one Form 3 furnished to the Registrant under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, all reports required under Section 16(a) of the Securities Exchange Act of 1934 were timely filed, except that Mr. Richard Toporek failed to timelyfile his initial report on Form 3 and neither of Messrs. Caulo or Ricciuti has filed such report.

Item 10. Executive Compensation

                                                                                                   Long Term Compensation
                                                                                                   ----------------------
                                     Annual Compensation                                         Awards              Payouts
                                     -------------------                                         ------              -------
                                                                                                 Securities
                                                                                                 Underlying        All Other
         Name and Principal      Year        Salary    Bonus   Other Annual Compensation         Options        Compensation
         Position                ----        ------    -----   -------------------------         -------        ------------

         Richard Toporek,        2000       $215,688              --                 --                         --        --
         President, Secretary    1999        $75,281     --                 --                      --                    --
          and Director           1997         26,000     --                 --                      --                    --


         Item 11. Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth, as of July 10, 2001, the number of shares of Royal's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of Royal individually and as a group.

Security Ownership of Management

Name and Address of Beneficial Owner    Amount and Nature of Ownership     Approximate % of Class
------------------------------------    ------------------------------     ----------------------

Richard Toporek, President/Secretary                5,320,000(1)                     69%
and Director

Mark Caulo,                                              --
Chief Financial Officer and Director

Robert Ricciuti,                                         --
Vice President and Director

Alliance Holdings Limited Partnership               5,320,000                        69%

Directors and Officers as a Group                   5,320,000                        69%

(1) Mr. Toporek owns these shares beneficially solely by virtue of his status as the general partner of Alliance Holdings Limited Partnership. He disclaims beneficial ownership of such shares.


Item 12. Certain Relationships and Related Transactions


                  Mr. Richard Toporek, the President, Secretary and a Director of Royal is the general partner of Alliance Holdings Limited Partnership, the owner of 5,650,000 shares of Royal's common stock.

                  Royal leases space on a month to month basis from Toporek Family Limited Partnership which is controlled by, Mr. Toporek. Minimum annual rental payments are $120,000 per annum, plus escalations and real estate taxes. Rent expense for the years ended December 31, 2000 and 1999 was $166,375 and $175,569, respectively.

                  At December 31, 2000, Chariot Limousine and Transportation, Ltd., a company owned by Mr. Toporek, owed Royal $621,662 which includes accrued interest of $71,163. This amount is due on demand, bears interest at 9% and is secured by Chariot's assets. The debt is also guaranteed by Mr. Toporek, who has further secured the loan with his shares of Royal's common stock.

                  At December 31, 2000, the Company owed Mr. Toporek $246,306 which includes accrued interest of $30,405. The obligation is payable on demand and bears interest at 9%.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  The following documents are being filed as a part of this report:

(A)      Exhibits

Exhibit No.    Description
----------     ------------

3.1            Certificate of Incorporation, together with all amendments*

3.2            Certificate of Merger*

3.3            By-Laws*

4.1            Specimen Common Stock Certificate*

10.1 Exchange Agreement, dated as of July 13, 1999, by and between the Company, RIT Auto Leasing Group, Inc. and Alliance Holdings Limited Partnership*


* Previously filed with Royal's Registration Statement on Form 10-SB on December 20, 2000.


(B) No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000







                                    I N D E X
                                    ---------





                                                                       Page No.




Report of Independent Accountants' Report ...........................    F-2


Consolidated Financial Statements:

     Consolidated Balance Sheets
       As of December 31, 2000, 1999 and 1998 ....................... F-3 - F-4

     Consolidated Statements of Operations
       For the Years Ended December 31, 2000, 1999 and 1998 .........    F-5

     Consolidated Statements of Changes in Stockholders' Equity
       For the Years Ended December 31, 2000, 1999 and 1998 .........    F-6

     Consolidated Statements of Cash Flows
       For the Years Ended December 31, 2000, 1999 and 1998..........    F-7

     Notes to Consolidated Financial Statements ..................... F-8 - F-20

       WEINICK
[LOGO]   SANDERS                                                  1515 Broadway
            LEVENTHAL & CO., LLP                     NEW YORK, N.Y.  10036-5788
--------------------------------------------------------------------------------
              CERTIFIED PUBLIC ACCOUNTANTS                         212-869-3333
                                                               FAX 212-764-3080
                                                                  WWW.WSLCO.COM


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors
Royal Acceptance Corporation


We have audited the accompanying consolidated balance sheets of Royal Acceptance Corporation and its Subsidiary, RIT Auto Leasing Group, Inc., as at December 31, 2000 and 1999, and the related statements of operations, cash flows, and stockholders' equity for the years then ended and the accompanying balance sheet of RIT Auto Leasing Group, Inc. as at December 31, 1998 and the related statements of operations, changes in stockholder's equity, and cash flows, for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Acceptance Corporation and Subsidiary as at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, and RIT Auto Leasing Group, Inc. as at December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $860,572, is involved in litigation with a substantial portion of its creditors and has incurred losses for each of the three years ended December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, New York
June 22, 2001

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                   A S S E T S
                                   -----------


                                                                                               December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------
                                                                                                (Restated)          (Restated)

Current assets:
  Cash                                                                    $         4,938     $        33,106     $       237,957
  Net investment in direct financing leases                                     4,823,829           6,723,473           4,662,475
  Prepaid expenses                                                                 10,000                --                  --
                                                                          ---------------     ---------------     ---------------
        Total current assets                                                    4,838,767           6,756,579           4,900,432

Vehicles held for sale or re-lease                                              2,244,016           1,300,843             504,701

Net investment in direct financing leases                                      20,534,805          19,349,913           8,129,175

Furniture and equipment - net of
  depreciation and amortization                                                    93,150             112,453              97,146

Due from related parties                                                           62,134              68,296                --

Other assets                                                                         --                10,277               7,775
                                                                          ---------------     ---------------     ---------------

                                                                          $    27,772,872     $    27,598,361     $    13,639,229
                                                                          ===============     ===============     ===============

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                             December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------
                                                                                                (Restated)           (Restated)

Current liabilities:
  Current maturities of long-term debt                                    $     5,444,806     $     7,613,318     $     3,621,161
  Accounts payable and accrued expenses                                           254,533             512,324              16,073
  Loans payable - stockholder                                                        --               107,894              90,769
                                                                          ---------------     ---------------     ---------------
        Total current liabilities                                               5,699,339           8,233,536           3,728,003

Loans payable - net of current maturities                                      21,885,606          18,996,847           9,005,594

Deferred income taxes                                                             116,274             316,000             362,000
                                                                          ---------------     ---------------     ---------------

        Total liabilities                                                      27,701,219          27,546,383          13,095,597
                                                                          ---------------     ---------------     ---------------

Stockholders' equity:
  Preferred stock:
    At December 31, 1999 and 2000:
      Par value - $.001, authorized - 1,000,000
      shares, issued and outstanding - none                                          --                  --                  --
  Common stock:
    At December 31, 1999 and 2000: Par value - $.001, authorized -
      25,000,000 shares, issued and outstanding - 7,697,709 shares at
      December 31, 2000 and 7,532,709 shares at December 31, 1999
    At December 31, 1998 - no par value,
      authorized - 200 shares, issued and
      outstanding - 100 shares                                                      7,698               7,533             150,000
    Additional paid-in capital                                                    417,770             252,935                --
    Retained earnings                                                              26,227             335,884             393,632
                                                                          ---------------     ---------------     ---------------
                                                                                  451,695             596,352             543,632
  Less:  Due from related party
           (including accrued interest)                                          (375,356)           (494,375)               --
         Deferred charges                                                          (4,686)            (49,999)               --
                                                                          ---------------     ---------------     ---------------
        Total stockholders' equity                                                 71,653              51,978             543,632
                                                                          ---------------     ---------------     ---------------

                                                                          $    27,772,872     $    27,598,361     $    13,639,229
                                                                          ===============     ===============     ===============

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    For the Years Ended December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------
                                                                                                (Restated)           (Restated)

Revenues:
  Amortization of unearned income                                         $     4,237,615     $     3,048,969     $     1,163,712
  Rental income                                                                      --                  --               219,622
  Gain on sale of vehicles                                                        368,323             393,586             504,775
                                                                          ---------------     ---------------     ---------------
Total revenues                                                                  4,605,938           3,442,555           1,888,109
                                                                          ---------------     ---------------     ---------------

Costs and expenses:
  Interest, net of interest income
    from related parties                                                        2,809,580           1,937,172           1,154,214
  Amortization of initial direct costs                                            353,284             206,192              68,752
  Provision for bad debts                                                         677,049             328,198             296,640
  Salaries, wages and payroll taxes                                               498,579             466,158             266,313
  Rent and real estate taxes                                                      166,375             175,570             117,598
  Travel and entertainment                                                         69,225             102,478              75,127
  Professional fees                                                               167,104              72,852              25,583
  Amortization of deferred charges                                                 45,313              39,533                --
  Other selling and administrative expenses                                       329,661             215,150             123,190
                                                                          ---------------     ---------------     ---------------
Total costs and expenses                                                        5,116,170           3,543,303           2,127,417
                                                                          ---------------     ---------------     ---------------

Income (loss) before provision
  (benefit) for income taxes                                                     (510,232)           (100,748)           (239,308)

Provision (benefit) for income taxes                                             (200,575)            (43,000)           (100,000)
                                                                          ---------------     ---------------     ---------------

Net income (loss)                                                         $      (309,657)    $       (57,748)    $      (139,308)
                                                                          ===============     ===============     ===============


Basic and diluted earnings
  (loss) per common share                                                 $          (0.04)   $         (0.01)    $         (0.02)
                                                                          ===============     ===============     ===============


Weighted average number
  of shares outstanding                                                         7,666,846           7,355,516           6,759,884
                                                                          ===============     ===============     ===============

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           Common Stock                  Additional
                                                   ------------------------------         Paid-In            Retained
                                                      Shares            Amount            Capital            Earnings
                                                   ------------      ------------       ------------       ------------

Balance at December 31, 1997 (restated)                     100      $    150,000       $       --         $    532,940

Net loss for 1998 (restated)                               --                --                 --             (139,308)
                                                   ------------      ------------       ------------       ------------

Balance at December 31, 1998                                100           150,000               --              393,632

Issuance of shares pursuant to
  the reverse acquisition of
  Royal Acceptance Corporation                        5,650,000             5,650             (5,650)              --

Recapitalization upon the reverse
  acquisition of Royal Acceptance
  Corporation                                         1,815,409          (148,184)           241,852               --

Sale of shares for cash                                  67,200                67             16,733               --

Interest on related party loans                            --                --                 --                 --

Due from related party                                     --                --                 --                 --

Deferred charges, net of amortization                      --                --                 --                 --

Net loss for 1999 (restated)                               --                --                 --              (57,748)
                                                   ------------      ------------       ------------       ------------

Balance at December 31, 1999                          7,532,709             7,533            252,935            335,884

Sale of shares for cash                                 165,000               165            164,835               --

Interest on related party loans                            --                --                 --                 --

Reclassification of loan payable to officer                --                --                 --              246,306

Due from related party                                     --                --                 --                 --

Amortization of deferred charges                           --                --                 --                 --

Net loss for 2000                                          --                --                 --             (309,657)
                                                   ------------      ------------       ------------       ------------

Balance at December 31, 2000                          7,697,709      $      7,698       $    417,770       $     26,227
                                                   ============      ============       ============       ============

                                                      Due From                               Total
                                                      Related           Deferred         Stockholders'
                                                       Party            Charges             Equity
                                                   ------------       ------------       ------------

Balance at December 31, 1997 (restated)            $       --         $       --         $    682,940

Net loss for 1998 (restated)                               --                 --             (139,308)
                                                   ------------       ------------       ------------

Balance at December 31, 1998                               --                 --              543,632

Issuance of shares pursuant to
  the reverse acquisition of
  Royal Acceptance Corporation                             --                 --                 --

Recapitalization upon the reverse
  acquisition of Royal Acceptance
  Corporation                                              --                 --               93,668

Sale of shares for cash                                    --                 --               16,800

Interest on related party loans                         (13,375)              --              (13,375)

Due from related party                                 (481,000)              --             (481,000)

Deferred charges, net of amortization                      --              (49,999)           (49,999)

Net loss for 1999 (restated)                               --                 --              (57,748)
                                                   ------------       ------------       ------------

Balance at December 31, 1999                           (494,375)           (49,999)            51,978

Sale of shares for cash                                    --                 --              165,000

Interest on related party loans                         (57,787)              --              (57,787)

Reclassification of loan payable to officer             246,306               --              246,306

Due from related party                                  (69,500)              --              (69,500)

Amortization of deferred charges                           --               45,313             45,313

Net loss for 2000                                          --                 --             (309,657)
                                                   ------------       ------------       ------------

Balance at December 31, 2000                       ($   375,356)      ($     4,686)      $     71,653
                                                   ============       ============       ============

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------
                                                                                                 (Restated)          (Restated)

Net loss                                                                  $      (309,657)    $       (57,748)    $      (139,308)
                                                                          ---------------     ---------------     ---------------
  Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                                  64,616              58,261              15,900
    Accrued related party interest
      (income) expense                                                            (44,888)             (5,596)              9,726
    Deferred income taxes                                                        (199,726)            (46,000)           (102,000)
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Net investment in direct finance leases                                     714,752         (13,281,736)         (4,697,668)
      Prepaid expenses                                                            (10,000)               --                  --
      Vehicles held for sale or re-lease                                         (943,174)           (796,142)           (135,650)
      Loans payable                                                               720,247          13,983,410           5,259,038
      Accounts payable and accrued expenses                                      (257,790)            478,975            (138,917)
      Other assets                                                                 10,277              (2,502)               --
                                                                          ---------------     ---------------     ---------------
  Total adjustments                                                                54,314             388,670             210,429
                                                                          ---------------     ---------------     ---------------

Net cash provided by (used in)
  operating activities                                                           (255,343)            330,922              71,121
                                                                          ---------------     ---------------     ---------------

Cash flows from investing activities:
  Loans to related parties                                                        (63,337)           (549,296)               --
  Acquisition of furniture and equipment                                             --               (34,035)               --
                                                                          ---------------     ---------------     ---------------
Net cash used in investing activities                                             (63,337)           (583,331)               --
                                                                          ---------------     ---------------     ---------------

Cash flows from financing activities:
  Sale of common stock                                                            165,000              16,800                --
  Loans payable - stockholder                                                     125,512               9,346              81,043
                                                                          ---------------     ---------------     ---------------
Net cash provided by investing activities                                         290,512              26,146              81,043
                                                                          ---------------     ---------------     ---------------

Net increase (decrease) in cash                                                   (28,168)           (226,263)            152,164

Cash acquired at acquisition of Royal                                                --                21,412                --

Cash at beginning of of year                                                       33,106             237,957              85,793
                                                                          ---------------     ---------------     ---------------

Cash at end of year                                                       $         4,938     $        33,106     $       237,957
                                                                          ===============     ===============     ===============

Supplemental Disclosures of Cash Flow Information:
  Cash payments during the year for:

    Interest                                                              $     2,650,138     $     1,942,768     $     1,144,488
                                                                          ===============     ===============     ===============

    Income taxes                                                          $         5,000     $          --       $          --
                                                                          ===============     ===============     ===============

Suplemental Schedule of Non-Cash:
  Investing and Financing:
    Loan payabe to stockholder offset against
      receivable from affliate                                            $       246,306     $          --       $          --
                                                                          ===============     ===============     ===============

                   ROYAL ACCEPTANCE CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000





NOTE 1 - GOING CONCERN.

                  The Company through its wholly owned subsidiary, RIT Auto
            Leasing Group, Inc. ("RIT"), is in the business of leasing new and pre-owned vehicles with terms generally ranging from twelve to sixty months. RIT finances its operations through lines of credit with financial institutions. RIT pledges as collateral for each borrowing under each line of credit the leases and the underlying equipment. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses in each of the three years ended December 31, 2001. The accompanying financial statements reflect a working capital deficiency of $860,572 at December 31, 2001.

                  In the first quarter of 2001, the Company reached its limit under its largest line of credit. With the downturn in the economy and the Company's business, management sought to increase the line and to restructure the payment terms of the outstanding loan. The lender refused and on June 1, 2001 commenced legal proceedings for alleged violations of the terms of line of credit agreement by the Company. This lender has demanded the immediate repayment of the Company's outstanding obligations to it, possession of the collateral underlying the obligations plus other unspecified monetary damages. Management has denied these allegations and has entered counterclaims against this creditor for jeopardizing the collateral and for alleged lender liability.

                  The Company has reached the maximum borrowings under another line of credit in the first quarter of 2001. Management sought to increase the line and to restructure this loan. The Company and this lender have renegotiated repayment terms of the line but the creditor would not increase the line amount. The outstanding indebtedness owed to this creditor of approximately $3,000,000 at December 31, 2000 will be repaid under terms similar to the original terms of the outstanding indebtedness to this creditor.

                  The Company's inability to use $10,000,000 of its available active lines of credit has resulted in the Company fully utilizing its other lines of credit that in turn has seriously hindered management from entering into new leasing contracts. RIT's present operations are limited to entering into new leases when an old lease terminates and/or releasing to the existing lessee.

                  Future viability of the Company is dependent upon the
            Company's obtaining additional funding. In April 2001, the Company sold to accredited investors 310,000 shares of its common stock for $0.25 per share. Management is attempting to obtain additional lines of credit from its current and new financial institutions. Although management believes it will be successful in its efforts to obtain adequate financing resources to enable the Company to meet its obligations as they become due, there is no certainty it will succeed.

                  The conditions previously mentioned raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of such uncertainty.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

            (a) Organization:

                  Royal Acceptance Corporation ("Royal") was incorporated in the
            State of Delaware on November 15, 1996. On July 15, 1999, pursuant to a reorganization under section 368(a)(1)(B) of the Internal Revenue Code, Royal acquired from Alliance Holdings Limited Partnership ("Alliance") all of the issued and outstanding capital stock of RIT in exchange for 5,650,000 shares of Royal's common stock. After the acquisition, the general partner of Alliance became President, Secretary and Director of Royal and owned approximately 72% of Royal's then outstanding common stock. The transaction is being accounted for as a reverse acquisition of Royal by RIT. The results of operations of Royal are included in the accompanying financial statements since the date of acquisition. Royal, prior to the RIT acquisition, had been virtually inactive.

                  The following summarized unaudited pro forma information
            assumes the acquisition had occurred at the beginning of the periods shown.

                                                                   For the Years Ended
                                                                      December 31,
                                                           -----------------------------------
                                                                1999                 1998
                                                           ---------------     ---------------

                 Revenues                                  $     3,442,555     $     1,888,109
                                                           ===============     ===============
                 Net loss                                  $      (120,420)    $      (166,349)
                                                           ===============     ===============

                 Earnings per share:
                   Basic and diluted                       $         (0.02)    $         (0.02)
                                                           ===============     ===============

            (b) Description of Business:

                  RIT was incorporated in New York on April 1, 1993 and is in the business of leasing new and pre-owned vehicles with terms generally ranging from twelve to sixty months. RIT markets its leasing services through its dealer network and through advertising. The sources of RIT's vehicles for lease are predominantly automobile dealers in the Eastern region of the United States. RIT also leases and finances commercial industrial equipment such as computers, boats and construction equipment.


            (c) Basis of Presentation:

                  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.


            (d) Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


            (e) Principles of Consolidation:

                  The accompanying balance sheet as of December 31, 1998 and the statements of operations, changes in stockholders' equity and cash flows for the year the ended include the accounts of RIT. The accompanying balance sheet as of December 31, 1999 includes the accounts of Royal and its wholly owned subsidiary, RIT. The statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 include the results of operations of RIT for the full year and Royal from July 15, 1999 (Date of Acquisition) to December 31, 1999. The financial statements as at and for the years ended December 31 1999 and 1998 have been restated (see Note 9). The accompanying balance sheet as of December 31, 2000 and the statements of operations, changes in stockholders' equity and cash flows for the year then ended include the accounts of Royal and RIT.

            (f) Classification of Leases and Revenue Recognition:

                  Leases are either classified as "direct financing" or
            "operating", pursuant to the provisions of Statement of Financial Accounting Standards Board Statement No. 13, as amended - "Accounting for Leases".

            (i) Direct Financing Leases:

                  Includes all leases containing open-end lessee purchase
            options and/or bargain purchase options. Open-end lessee purchase options require each lessee upon termination to either purchase the related vehicle for the stated purchase option price or, if returned, to be responsible for any deficiency between the stated option price and the eventual price realized by the Company upon the vehicles disposition. Direct financing leases also include certain leases containing closed-end lessee options whereby the Company expects the lessee to purchase (although not a requirement) the vehicle for the stated option price. The majority of these leases are situations where large capital cost reductions were made and/or purchase option prices are well below the anticipated value of the related vehicle.

                  The Company finances its vehicle purchases through several financial institutions. A security interest is granted to the financial institutions both in the lease and the underlying leased asset as collateral for the loans. If the lessee does not exercise the purchase option at the end of the lease, or in the case of default, the Company takes possession of the underlying leased asset and either sells or re-leases it and remits to the financial institution the outstanding loan balance.

                  The net investment in direct financing leases includes all future lease payments, the purchase options and the unamortized portion of initial direct lease costs, net of unearned income. Revenue under the direct financing leases is accounted for by recognizing the excess of aggregate rentals receivable and lessee purchase options over the cost of the leased vehicles during the term of the lease using the interest method, which produces a constant periodic rate of return on the net investment in the lease.

            (ii) Operating Leases:

                  Operating leases consist of vehicles, which do not meet the direct financing lease criteria, the majority of which are closed-end leases, which may or may not contain lessee purchase options. Vehicles leased under operating leases are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the terms of the leases up to the vehicles estimated residual values at the expiration of the lease periods. Rentals from operating leases are recognized as revenue over the life of the lease on the straight-line basis and expenses are charged against such revenues as incurred. Initial lessee capital cost reduction payments are amortized on a straight-line basis consistent with depreciation periods and initial direct costs are included as a component of the vehicles held and are amortized on a straight-line basis over the lives of the related leases. All operating leases in force as of December 31, 1997 expired during 1998. The Company did not enter in to any operating leases subsequent to 1998.

            (g) Vehicles Held for Sale or Re-lease:

                  Vehicles, which are not purchased by the lessees at the end of the lease and those, which have been repossessed due to lessees default, are held at either a used car facility owned by a related entity or at dealers throughout the country. The Company has valued the vehicles based on remaining lease value or the fair market value of the vehicle, if lower, at the date such vehicles came off lease.

                  The aforementioned related entity is affiliated with the
            Company through common ownership and control. Fees or commissions are not paid to this affiliate for the sale of vehicles; however, the Company does pay the affiliate's operating costs. Such cost was immaterial for all periods presented. Below is a summary of Company owned vehicles sold by the affiliate:

                                                                            Remaining
                                      Number                               Lease Value
                                        of                                   at Time
                                     Vehicles             Selling          Vehicle Came
                   Period              Sold                Price             of Lease           Gain (Loss)
                 -----------      ---------------     ---------------     ---------------     ---------------

                    1998                       13     $       181,907     $       191,280     $        (9,373)
                                  ===============     ===============     ===============     ===============

                    1999                        4     $        39,271     $        37,639     $         1,632
                                  ===============     ===============     ===============     ===============

                    2000                        3     $        44,535     $        43,250     $         1,285
                                  ===============     ===============     ===============     ===============

            (h) Furniture and Equipment:

                  Depreciation of furniture and equipment are recorded at cost and computed on the straight-line method over the estimated useful lives of the related assets. Expenditures for repairs and maintenance are charged to income as incurred.


            (i) Per Share Data:

                  Net income (loss) per share was computed by the weighted
            average number of shares outstanding during each period. In order for each period presented to be more comparable, the weighted average number of shares outstanding reflects the reverse acquisition of Royal as if it had occurred on January 1, 1998.


            (j) Concentrations of Credit Risk:

                  The Company places its cash at various banking institutions.
            At times such amounts may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to investment in direct finance leases are limited due to the large number of lessees com-prising the Company's lessee base. Management continually reviews its lease credit risk and has adequately allowed for potential losses. No lessee accounted for more than 10% of revenues in all periods presented.

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES.

                  The net investment in direct financing leases consists of the following:

                                                                                               December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------

Total minimum lease payments to be received                               $    28,119,739     $    28,943,337     $    12,981,102
Estimated residual value of leased property                                     5,698,494           6,354,828           4,031,623
                                                                          ---------------     ---------------     ---------------
                                                                               33,818,233          35,298,165          17,012,725
Deferred initial direct lease costs
  (less accumulated amortization)                                                 895,813             799,030             276,046
Allowance for uncollectable accounts                                             (928,197)           (328,198)           (229,312)
                                                                          ---------------     ---------------     ---------------

                                                                               33,785,849          35,768,997          17,059,459
Less:  Unearned income                                                          8,427,215           9,695,611           4,267,809
                                                                          ---------------     ---------------     ---------------

Net investment in direct financing leases                                      25,358,634          26,073,386          12,791,650
Less: current portion                                                           4,823,829           6,723,473           4,662,475
                                                                          ---------------     ---------------     ---------------

Non current portion                                                       $    20,534,805     $    19,349,913     $     8,129,175
                                                                          ===============     ===============     ===============


                  The minimum lease payments including the estimated residual value to be received as of December 31, 2000 for each of the next five (5) years are:

                   Years Ending
                    Decemer 31,
                    -----------

                       2001                    $ 6,221,000
                       2002                      9,904,000
                       2003                      8,400,000
                       2004                      6,457,000
                       2005                      2,836,000
                                               -----------

                                               $33,818,000
                                               ===========

                  The allowance for uncollectable accounts is summarized as
            follows:

                                                                                                December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------

Balance at the beginning of year                                          $       328,198     $       229,312     $          --
Provision for uncollectable accounts                                              677,049             328,198             296,640
Write-off of uncollectable accounts                                               (77,050)           (229,312)            (67,328)
                                                                          ---------------     ---------------     ---------------

Balance at the end of year                                                $       928,197     $       328,198     $       229,312
                                                                          ===============     ===============     ===============

NOTE 4 - FURNITURE AND EQUIPMENT.

                  Furniture and equipment consist of the following:

                                                                                               December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------

Furniture and equipment                                                   $       193,035     $       193,035     $       159,000
Less: Accumulated depreciation                                                     99,885              80,582              61,854
                                                                          ---------------     ---------------     ---------------

Net furniture and equipment                                               $        93,150     $       112,453     $        97,146
                                                                          ===============     ===============     ===============

Depreciation charged to operations                                        $        19,303     $        18,728     $        15,900
                                                                          ===============     ===============     ===============

NOTE 5 - LOANS PAYABLE.

                  The Company has lines of credit with several financial
            institutions exclusively for the financing of leased vehicles. Two of the financial institutions limit the Company's borrowings to $10,000,000 and $7,500,000 and such borrowings at December 31, 2000 were $8,058,166 and $7,273,979, respectively. The lines of credit with the other financial institutions have no credit limits. The obligations are secured by the leases and the underlying leased property and are payable monthly with interest ranging from 8% to 14% per annum. Borrowings under the lines of credit are personally guaranteed by the Company's president. Following are the maturities of loans payable as of December 31, 2000:

                Years Ending
                December 31,
                ------------

                    2001                       $ 5,445,000
                    2002                         6,922,000
                    2003                         6,285,000
                    2004                         3,945,000
                    2005                         1,551,000
                 Thereafter                      3,183,000
                                               -----------

                                               $27,331,000
                                               ===========

                  The maturities of the above indebtednesses do not give any effect to Ford Motor Credit Company's ("Ford") demand for immediate repayment of its loans as set forth in its legal action. See Note 9.

                  In the first quarter of 2001, RIT successfully rescheduled a portion of its obligations to one of its above creditors. RIT requested similar rescheduling from another creditor who refused. This creditor, Ford, has notified the Company that it has cancelled its $10,000,000 line of credit and on June 1, 2001 commenced legal proceedings against RIT and its President in the Supreme Court of the State of New York, County of Nassau to recover the approximately $9,000,000 of principal and interest outstanding at the date of the commencement of legal proceedings plus unspecified damages. Ford alleges RIT is in default and as a result of such default, it is entitled to possession of all collateral underlying the liabilities owed to it as well as all proceeds from the disposition of the collateral. Ford has also requested an injunction against RIT and its president from collecting and receiving lease payments. RIT has denied the allegations and has interposed counterclaims against Ford actions jeopardized the collateral underlying the leases, failed to take reasonable action to protect the value of the collateral and acted to the detriment of RIT. RIT's counterclaims are founded in lender liability resulting from Ford's alleged interference with RIT's operations and alleged jeopardizing of the collateral assets assigned to Ford. Although management believes that its three other lines of credit are sufficient for its borrowing requirements and that alternative sources of credit are available to the Company, the loss of the Ford line of credit may have a serious adverse effect on the Company.



NOTE 6 - INCOME TAXES.

                  During the initial years of the leases, the Company receives the benefit for income tax purposes of deductions for depreciation on the vehicles, and interest on the debt that in the aggregate exceed the rental income from the related leases. During the later years rental income will exceed related deductions. Provision has been made for the deferred income taxes that arise from these timing differences using the deferred method. The components of the provision for income taxes are as follows:

                                                                           For the Years Ended December 31,
                                                                -------------------------------------------------------
                                                                      2000                1999                1998
                                                                ---------------     ---------------     ---------------

                  Currently payable:
                    Federal                                     $          --       $          --       $          --
                    State and local                                        (849)              3,000               2,000
                                                                ---------------     ---------------     ---------------
                                                                           (849)              3,000               2,000
                                                                ---------------     ---------------     ---------------
                  Deferred:
                    Federal                                            (173,000)            (33,000)            (72,000)
                    State and local                                     (26,726)            (13,000)            (30,000)
                                                                ---------------     ---------------     ---------------
                                                                       (199,726)            (46,000)           (102,000)
                                                                ---------------     ---------------     ---------------

                  Total provision
                    for income taxes                            $      (200,575)    $       (43,000)    $      (100,000)
                                                                ===============     ===============     ===============

                  The net deferred tax liability consists of the following
            temporary differences:

                                                                                               December 31,
                                                                          -------------------------------------------------------
                                                                               2000                1999                1998
                                                                          ---------------     ---------------     ---------------
                Net investment in direct
                  financing leases                                        $      (930,000)    $      (640,000)    $      (540,000)
                Net operating loss carryforward                                   810,000             315,000             170,000
                Other                                                               4,000               9,000               8,000
                                                                          ---------------     ---------------     ---------------

                Total                                                     $      (116,000)    $      (316,000)    $      (362,000)
                                                                          ===============     ===============     ===============


                  The difference between income taxes computed using the
            statutory federal income tax rate and the rate shown in the financial statements is summarized as follows:

                                                                  For the Years Ended December 31,
                                     ---------------------------------------------------------------------------------------
                                         2000             %             1999            %            1998             %
                                     ------------   ------------   ------------   ------------   ------------   ------------

Loss before credit for taxes         $    510,232                  $   (100,748)                 $   (239,308)
                                     ------------                  ------------                  ------------

Computed tax credit
  at statutory rate                      (173,000)         (34.0)       (34,000)         (34.0)       (81,000)         (34.0)

State tax provision (credit),
  net of federal tax effect               (28,000)          (5.4)        (9,000)          (8.9)       (19,000)          (8.4)
                                     ------------   ------------   ------------   ------------   ------------   ------------

                                     $   (201,000)         (39.4)  $    (25,000)         (42.9)  $    (62,000)         (42.4)
                                     ============   ============   ============   ============   ============   ============

                  The net operating loss carryforwards at December 31, 2000
            expire as follows:

                        Years Ending
                        December 31,
                        ------------

                           2011                $  170,000
                           2013                   266,000
                           2014                   372,000
                           2015                   423,000
                                               ----------

                                               $1,231,000
                                               ==========

NOTE 7 - CAPITAL STOCK.

                  During the year ended December 31, 1999, the Company sold
            67,200 shares of its common stock for $16,800.

                  On October 5, 1999, Royal offered 600,000 shares of its common stock at a price of $1.00 per share pursuant to a confidential private offering memorandum, the ("Offering"). The offering period, as extended, ended on June 30, 2000. No shares were sold from October 5, 1999 through December 31,1999. During 2000 the Company sold 165,000 shares for $165,000.

NOTE 8 - RELATED PARTY TRANSACTIONS.

            (a) Leases:

                  The Company leases space on a month-to-month basis from an entity, which is owned by the Company's president. Minimum annual rental payments are currently $120,000 per annum, plus escalations and real estate taxes. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $166,375, $175,570 and $117,598,
            respectively.


            (b) Due to/from related parties:

                  At December 31, 1999 and through December 31, 2000, Chariot
            Limousine and Transportation, Ltd., a corporation owned by the Company's President, was indebted to the Company in the amount of $621,662 and $494,375, respectively, which included accrued interest of $71,163 and $13,375, respectively. The amount is due on demand, bears interest at 9% and is collateralized by a security interest in the corporation's assets. The obligation is also guaranteed by the Company's President, who has further secured the loan with his shares of common stock of the Company. sheets. Interest income of $57,788 in 2000 and $13,375 in 1999 is included in accompanying financial statements as a reduction of interest expense.

                  At December 31, 2000 and 1999, the Company was indebted to its
            President in the amount of $246,306 and $107,894, respectively, including accrued interest of $30,405 and $17,505, respectively. Interest expense on the demand loan charged to operations was $12,900, $7,779 and $9,726 in fiscal 2000, 1999 and 1998, respectively.

                  Effective December 31, 2000, the Company's President
            authorized the offsetting of the $246,306 liability payable to him against the $621,662 receivable from Chariot Limousine and Transportation, Ltd. The President also personally assumed the net $375,356 obligation payable to the Company and pledged 1,000,000 shares of the Company's common stock that he controls as collateral for the loan. The other terms of the obligation remain the same. Accordingly, the receivable from the President is classified in the accompanying consolidated balance sheet as a reduction in stockholders' equity.

                  In addition at December 31, 2000 and 1999, three companies owned by the Company's president are indebted to the Company in the aggregate amount of $62,134 and $68,296, respectively. The obligations bear no interest and are due on demand.

NOTE 9 - LITIGATION.

                  As disclosed in Note 4 above, Ford in 2001 commenced an action against RIT seeking repayment of the outstanding balance of its line of credit, possession of the collateral assets underlying the obligations to it, injunctive relief, plus unspecified damages. Ford alleges that RIT is in default under the terms of its lending agreements with Ford for failing to make monthly principal payments aggregating $1,216,000 plus accrued interest of $227,000 through May 2001. Ford contends that as a result of such default it is entitled to possession of the assigned leases, vehicles and proceeds thereof and have asked for an injunction against RIT and its president from receiving and collecting lease payments. RIT and its president have denied Ford's claims and have interposed counterclaims against Ford alleging lender liability violations in essence that Ford, after advising each vehicle lessee serviced by RIT that the vehicles had been assigned to Ford and that all payments were to be made directly to Ford, refused to accept such assignments and/or refused to service those leases or enforce their terms and provisions. RIT also alleges that Ford's actions jeopardized the collateral underlying the leases and Ford failed to take reasonable action to protect the value of said collateral to the detriment of RIT. The proceedings are in the discovery stage and counsel for the Company is unable to render an opinion on the outcome of these actions. While management cannot predict the outcome of such litigation, management believes the ultimate outcome of the actions will not have a material adverse effect on the Company's consolidated financial condition, cash flows or results of operations.

                  RIT has commenced an action in June 2000 for damages not to exceed $12,500,000 against Bombardier Capital, Inc. in the Supreme Court of the State of New York, County of Nassau for alleged violations of lender liability, breach of agreement, fraudulent misrepresentations, and failure to enforce insurance requirements of the commercial paper assigned to it. The defendant denies the allegations and has counterclaimed against RIT, claiming RIT is in default of its obligations under the agreement having, among other things, refused to repurchase commercial paper, improperly received lease payments and failure to remit same to defendant, and jeopardizing defendant's interest in certain commercial paper. The defendant is seeking compensatory damages of approximately $9,000,000 as well as injunctive relief. Although counsel is unable to render an opinion on the outcome of this action and management cannot predict the outcome of such litigation, management believes the outcome will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

                  Additionally, the Company is from time to time involved in litigation incidental to the ordinary conduct of its business. While management of the Company cannot predict the outcome of such litigation and other proceedings, management does not expect these matters to have a material adverse effect on the consolidated financial condition, cash flows or results of operations of the Company.



NOTE 10 - SUBSEQUENT EVENTS.


                  In January 2001, the Company issued to its counsel 100,000 shares of its common stock valued at $0.25 per share, which was the fair value of the shares on the date of issuance, as payment for legal fees of $25,000. At December 31. 2000, these legal fees are included as a liability in accrued expenses in the accompanying financial statements.

                  In April 2001, the Company sold to accredited investors
            310,000 shares of its common stock for $0.25 per share.

NOTE 11 - RESTATEMENT:

                  The accompanying financial statements included in the December
            31, 2000 Form 10-KSB have been restated to give effect to certain comments by the Securities and Exchange Commission regarding the Company's filing of Amendment 4 to Form 10SB as follows:

         Balance Sheets:
                                                                                          As at December 31, 1999
                                                                          -------------------------------------------------------
                                                                                                                     Difference
                                                                                               As Originally        Restated Over
                                                                            As Restated            Filed         (Under) Original
                                                                          ---------------     ---------------     ---------------
                            A S S E T S

         Current assets:
           Cash                                                           $        33,106     $        33,106     $          --
 (a)       Net investment in direct finance leases                              6,723,473           7,759,531          (1,036,058)
 (d)       Interest receivable from related party                                    --                13,375             (13,375)
                                                                          ---------------     ---------------     ---------------
                 Total current assets                                           6,756,579           7,806,012          (1,049,433)

         Vehicles held for sale or re-lease                                     1,300,843           1,300,843                --
         Net investment in direct finance leases                               19,349,913          19,349,913                --
         Furniture and fixtures - net                                             112,453             112,453                --
         Due from related parties                                                  68,296              68,296                --
 (d)     Deferred charges                                                            --                49,999             (49,999)
         Other assets                                                              10,277              10,277                --
                                                                          ---------------     ---------------     ---------------

                                                                          $    27,598,361     $    28,697,793     $    (1,099,432)
                                                                          ===============     ===============     ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
 (d)       Current maturities of loans payable                            $     7,613,318     $     7,613,318     $          --
           Accounts payable and accrued expenses                                  512,324             512,324                --
 (d)       Loans payable - officer/stockholder                                    107,894             107,894                --
                                                                          ---------------     ---------------     ---------------
                 Total current liabilities                                      8,233,536           8,233,536                --

         Loans payable - net of current maturities                             18,996,847          18,996,847                --
 (b)     Deferred income taxes                                                    316,000             706,000            (390,000)
                                                                          ---------------     ---------------     ---------------

                 Total liabilities                                             27,546,383          27,936,383            (390,000)
                                                                          ---------------     ---------------     ---------------

         Stockholders' equity:
           Common stock                                                             7,533               7,533                --
           Additional paid-in capital                                             252,935             252,935                --
(c)(f)     Retained earnings                                                      335,884             981,942            (646,058)
                                                                          ---------------     ---------------     ---------------
                                                                                  596,352           1,242,410            (646,058)
           Less:  Deferred charges                                                (49,999)               --               (49,999)
 (d)              Due from related party                                         (494,375)           (481,000)            (13,375)
                                                                          ---------------     ---------------     ---------------
                 Total stockholders' equity                                        51,978             761,410            (709,432)
                                                                          ---------------     ---------------     ---------------

                                                                          $    27,598,361     $    28,697,793     $    (1,099,432)
                                                                          ===============     ===============     ===============

         Balance Sheets:
                                                                                          As at December 31, 1998
                                                                          -------------------------------------------------------
                                                                                                                     Difference
                                                                                              As Originally        Restated Over
                                                                           As Restated             Filed         (Under) Original
                                                                          ---------------     ---------------     ---------------
                            A S S E T S

         Current assets:
           Cash                                                           $       237,957     $       237,957     $          --
 (a)       Net investment in direct finance leases                              4,662,475           5,152,947            (490,472)
 (d)       Interest receivable from related party                                    --                  --                  --
                                                                          ---------------     ---------------     ---------------
                 Total current assets                                           4,900,432           5,390,904            (490,472)

         Vehicles held for sale or re-lease                                       504,701             504,701                --
         Net investment in direct finance leases                                8,129,175           8,129,175                --
         Furniture and fixtures - net                                              97,146              97,146                --
         Due from related parties                                                    --                  --                  --
 (d)     Deferred charges                                                            --                  --                  --
         Other assets                                                               7,775               7,775                --
                                                                          ---------------     ---------------     ---------------

                                                                          $    13,639,229     $    14,129,701     $      (490,472)
                                                                          ===============     ===============     ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
 (d)       Current maturities of loans payable                            $     3,621,161     $     3,711,930     ($       90,769)
           Accounts payable and accrued expenses                                   21,073              21,073                --
 (d)       Loans payable - officer/stockholder                                     90,769                --                90,769
                                                                          ---------------     ---------------     ---------------
                 Total current liabilities                                      3,733,003           3,733,003                --

         Loans payable - net of current maturities                              9,005,594           9,005,594                --
 (b)     Deferred income taxes                                                    357,000             566,000            (209,000)
                                                                          ---------------     ---------------     ---------------

                 Total liabilities                                             13,095,597          13,304,597            (209,000)
                                                                          ---------------     ---------------     ---------------

         Stockholders' equity:
           Common stock                                                           150,000             150,000                --
           Additional paid-in capital                                                --                  --                  --
(c)(f)     Retained earnings                                                      393,632             675,104            (281,472)
                                                                          ---------------     ---------------     ---------------
                                                                                  543,632             825,104            (281,472)
           Less:  Deferred charges                                                   --                  --                  --
 (d)              Due from related party                                             --                  --                  --
                                                                          ---------------     ---------------     ---------------
                 Total stockholders' equity                                       543,632             825,104            (281,472)
                                                                          ---------------     ---------------     ---------------

                                                                          $    13,639,229     $    14,129,701     $      (490,472)
                                                                          ===============     ===============     ===============


 (a)     Change in unearned income resulting from changing the accounting for direct finance leases to conform with accounting principles generally accepted in the United States of America.
 (b)     Decrease in deferred taxes due to (a) above.
 (c)     Effect of (a) and (b) above.
 (d)     Reclassification of related party assets and liabilities.
 (e)     Reclassification of deferred charges to stockholders' equity.
 (f)     Includes cumulative adjustment reducing retained earnings by $66,124 at January 1, 1998.

NOTE 11 -         RESTATEMENT:  (Continued)

      Statements of Operations:
                                                                                For the Years Ended December 31, 1999
                                                                          -------------------------------------------------------
                                                                                                                     Difference
                                                                                               As Originally       Restated Over
                                                                            As Restated            Filed         (Under) Original
                                                                          ---------------     ---------------     ---------------

      Revenues:
(a)     Amortization of unearned lease income                             $     3,048,969     $     3,599,555     $      (550,586)
        Rental income                                                                --                  --                  --
        Gain on sale of vehicles                                                  393,586             393,586                --
                                                                          ---------------     ---------------     ---------------
      Total revenues                                                            3,442,555           3,993,141            (550,586)
                                                                          ---------------     ---------------     ---------------

      Costs and expenses:
        Interest                                                                1,937,172           1,937,172                --
        Amortization of initial direct costs                                      206,192             206,192                --
        Provision for bad debts                                                   328,198             328,198                --
        Salaries, wages and payroll taxes                                         466,158             466,158                --
        Rent and real estate taxes                                                175,570             175,570                --
        Travel and entertainment                                                  102,478             102,478                --
        Professional fees                                                          72,852              72,852                --
        Amortization of deferred charges                                           39,533              39,533                --
        Other selling and administrative expenses                                 215,150             215,150                --
                                                                          ---------------     ---------------     ---------------
      Total costs and expenses                                                  3,543,303           3,543,303                --
                                                                          ---------------     ---------------     ---------------

      Income (loss) before provision for income taxes                            (100,748)            449,838            (550,586)

(b)   Provision for income taxes                                                  (43,000)            143,000            (186,000)
                                                                          ---------------     ---------------     ---------------

              Net income                                                  $       (57,748)    $       306,838     $      (364,586)
                                                                          ===============     ===============     ===============


      Earnings (loss) per share:
        Basic and diluted:
          Net income (loss) per share                                     $         (0.01)    $          0.04     $         (0.05)
                                                                          ===============     ===============     ===============


      Weighted average number of shares outstanding                             7,355,516           7,357,891              (2,375)
                                                                          ===============     ===============     ===============

      Statements of Operations:
                                                                                   For the Years Ended December 31, 1998
                                                                          -------------------------------------------------------
                                                                                                                    Difference
                                                                                               As Originally       Restated Over
                                                                            As Restated            Filed         (Under) Original
                                                                          ---------------     ---------------     ---------------

      Revenues:
(a)     Amortization of unearned lease income                             $     1,163,712     $     1,533,060     $      (369,348)
        Rental income                                                             219,622             219,622                --
        Gain on sale of vehicles                                                  504,775             504,775                --
                                                                          ---------------     ---------------     ---------------
      Total revenues                                                            1,888,109           2,257,457            (369,348)
                                                                          ---------------     ---------------     ---------------

      Costs and expenses:
        Interest                                                                1,154,214           1,154,214                --
        Amortization of initial direct costs                                       68,752              68,752                --
        Provision for bad debts                                                   296,640             296,640                --
        Salaries, wages and payroll taxes                                         266,313             266,313                --
        Rent and real estate taxes                                                117,598             117,598                --
        Travel and entertainment                                                   75,127              75,127                --
        Professional fees                                                          25,583              25,583                --
        Amortization of deferred charges                                             --                  --                  --
        Other selling and administrative expenses                                 123,190             123,190                --
                                                                          ---------------     ---------------     ---------------
      Total costs and expenses                                                  2,127,417           2,127,417                --
                                                                          ---------------     ---------------     ---------------

      Income (loss) before provision for income taxes                            (239,308)            130,040            (369,348)

(b)   Provision for income taxes                                                 (100,000)             54,000            (154,000)
                                                                          ---------------     ---------------     ---------------

              Net income                                                  $      (139,308)    $        76,040     $      (215,348)
                                                                          ===============     ===============     ===============


      Earnings (loss) per share:
        Basic and diluted:
          Net income (loss) per share                                     $         (0.02)    $          0.01     $         (0.03)
                                                                          ===============     ===============     ===============


      Weighted average number of shares outstanding                             6,759,884           6,759,875                   9
                                                                          ===============     ===============     ===============

(a) Change in unearned income and deferred income from changing the accounting for revenue recognition to interest method as prescribed by accounting principles generally accepted in the United States of America.
(b)   Decrease in deferred taxes due to (a) above.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Royal Acceptance Corporation

                                                    By: Richard Toporek
Date:
                                                           President

         Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date


/s/ Richard Toporek        President, Secretary and Director       July 20, 2001
-------------------

/s/ Mark Caulo             Chief Financial Officer and Director    July 20, 2001
-------------------

/s/ Robert Ricciuti        Vice President and Director             July 20, 2001
-------------------